Form 10-Q
period 1995-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1996-01-12
CIK 822690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934


                For the quarterly period ended September 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-16615


                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                   Registrant

            California                                   68-0062480
       State of Jurisdiction                 I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                        94901-5527
--------------------------------------------------------------------------------
      Address of Principal Executive Offices                          Zip Code

       Registrant's telephone number, including area code: (415) 485-4500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                       Yes  X                    No
                           ---                       ---

                                      Part I. Financial Information
                                      Item 1. Financial Statements
                               PHOENIX LEASING CASH DISTRIBUTION FUND III,
                             A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands Except for Unit Amounts)
                                               (Unaudited)
                                                                                            September 30,   December 31,
                                                                                                1995            1994
                                                                                                ----            ----
ASSETS
Cash and cash equivalents                                                                     $  4,873        $  4,636

Accounts receivable (net of allowance for losses on accounts receivable of $68
   and $392 at September 30, 1995 and December 31, 1994, respectively)                             358             910

Notes receivable (net of allowance for losses on notes receivable of $4,347 and
   $8,357 at September 30, 1995 and December 31, 1994, respectively)                            14,096          13,668

Equipment on operating leases and held for lease (net of accumulated depreciation
   of $20,739 and $38,267 at September 30, 1995 and December 31, 1994, respectively)               160             959

Net investment in financing leases (net of allowance for early terminations of $126 and
   $129 at September 30, 1995 and December 31, 1994, respectively)                                 219             971

Cable systems, property and equipment (net of accumulated depreciation of $509 and
   $394 at September 30, 1995 and December 31, 1994, respectively)                               1,485           1,555

Investment in joint ventures                                                                       996             951

Capitalized acquisition fees (net of accumulated amortization of $7,951 and $7,661
   at September 30, 1995 and December 31, 1994, respectively)                                      325             615

Other assets                                                                                         8              57
                                                                                              --------        --------

     Total Assets                                                                             $ 22,520        $ 24,322
                                                                                              ========        ========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

   Accounts payable and accrued expenses                                                      $  4,040        $  4,513

   Notes payable                                                                                 2,000            --

   Minority interest in subsidiary                                                                 305             311
                                                                                              --------        --------

     Total Liabilities                                                                           6,345           4,824
                                                                                              --------        --------

Partners' Capital

   General Partner                                                                                 (85)           (109)

   Limited Partners, 600,000 units authorized, 528,151 units issued and
     516,716 units outstanding at September 30, 1995 and December 31, 1994                      16,260          19,607
                                                                                              --------        --------

     Total Partners' Capital                                                                    16,175          19,498
                                                                                              --------        --------

     Total Liabilities and Partners' Capital                                                  $ 22,520        $ 24,322
                                                                                              ========        ========

                                 The accompanying notes are an integral
                                        part of these statements.

                               PHOENIX LEASING CASH DISTRIBUTION FUND III,
                             A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Amounts in Thousands Except for Per Unit Amounts)
                                              (Unaudited)
                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                                 1995        1994        1995        1994
                                                 ----        ----        ----        ----
INCOME
   Rental income                               $   384     $ 1,014     $ 1,422     $ 3,712
   Gain on sale of equipment                        85         358         235         779
   Interest income, notes receivable                71         174         773         969
   Cable subscriber revenue                        166        --           509        --
   Equity in earnings (losses) from
     joint ventures                                 75         (20)        204          29
   Other income                                    153          53         393         294
                                               -------     -------     -------     -------

     Total Income                                  934       1,579       3,536       5,783
                                               -------     -------     -------     -------

EXPENSES
   Depreciation and amortization                   228         733         971       2,898
   Lease related operating expenses                 64         181         214         714
   Program service, cable system                    48        --           135        --
   Management fees to General Partner
     and affiliate                                  68          52         418         270
   Reimbursed administrative costs to
     General Partner                                70          97         240         290
   Provision for losses on receivables              27         192      (1,819)        576
   Legal expense                                   128          80         511         284
   General and administrative expenses             104          62         373         273
                                               -------     -------     -------     -------

     Total Expenses                                737       1,397       1,043       5,305
                                               -------     -------     -------     -------

NET INCOME BEFORE MINORITY INTEREST                197         182       2,493         478

Minority interest in earnings of subsidiary         (6)       --           (18)       --
                                               -------     -------     -------     -------

NET INCOME                                     $   191     $   182     $ 2,475     $   478
                                               =======     =======     =======     =======


NET INCOME PER LIMITED
PARTNERSHIP UNIT                               $   .36     $  --       $  4.74     $  --
                                               =======     =======     =======     =======

DISTRIBUTIONS PER LIMITED
PARTNERSHIP UNIT                               $  3.74     $  3.74     $ 11.22     $ 11.22
                                               =======     =======     =======     =======

ALLOCATION OF NET INCOME:
     General Partner                           $     2     $   182     $    25     $   478
     Limited Partners                              189        --         2,450        --
                                               -------     -------     -------     -------
                                               $   191     $   182     $ 2,475     $   478
                                               =======     =======     =======     =======

                                 The accompanying notes are an integral
                                        part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                             1995         1994
                                                             ----         ----
Operating Activities:
   Net income                                              $ 2,475      $   478
   Adjustments to reconcile net income to net
     cash provided  by operating activities:
       Depreciation and amortization                           971        2,898
       Gain on sale of equipment                              (235)        (779)
       Equity in earnings from joint ventures                 (204)         (29)
       Provision for losses on notes receivable             (2,000)         576
       Provision for losses on accounts receivable             181         --
       Gain on sale of securities                             --           (154)
       Decrease in accounts receivable                         371          619
       Decrease in accounts payable and
         accrued expenses                                     (473)        (165)
       Decrease in other assets                                 49          171
       Minority interest in earnings of subsidiary              18         --
                                                           -------      -------

Net cash provided by operating activities                    1,153        3,615
                                                           -------      -------

Investing Activities:
   Principal payments, financing leases                        661        1,370
   Principal payments, notes receivable                      7,567          406
   Proceeds from sale of equipment                             560        1,392
   Proceeds from sale of securities                           --            165
   Distributions from joint ventures                           310          255
   Investment in financing leases                             --            (40)
   Investment in notes receivables                          (6,146)        --
   Investment in  joint ventures                              --           (107)
   Cable systems, property and equipment                       (46)        --
   Investment in securities                                   --            (11)
   Payment of acquisition fees                                --             (5)
                                                           -------      -------

Net cash provided by investing activities                    2,906        3,425
                                                           -------      -------

Financing Activities:
   Proceeds from notes payable                               2,000         --
   Payments of principal, notes payable                       --         (1,479)
   Distributions to partners                                (5,798)      (5,797)
   Distributions to minority partners                          (24)        --
                                                           -------      -------

Net cash used by financing activities                       (3,822)      (7,276)
                                                           -------      -------

Increase (decrease) in cash and cash equivalents               237         (236)

Cash and cash equivalents, beginning of period               4,636        4,767
                                                           -------      -------

Cash and cash equivalents, end of period                   $ 4,873      $ 4,531
                                                           =======      =======

Supplemental Cash Flow Information:
   Cash paid for interest expense                          $  --        $    19

                     The accompanying notes are an integral
                            part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.       General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

Note 2.       Summary of Significant Accounting Policies.

         Principles of consolidation. The 1995 financial statements include the accounts of the Partnership and its majority owned subsidiary, Phoenix Black Rock Cable J.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

         On December 31, 1994, the Partnership determined that the financial position of Phoenix Black Rock Cable J.V. had become material to the operations of the Partnership. Accordingly, the Partnership consolidated the financial results of this joint venture with those of the Partnership at December 31, 1994. The Partnership has reported this joint venture using the equity method of accounting for the first three quarters of 1994. The effect of this change has no impact on the net income or equity of the Partnership.

         Non-Cash Investing Activity. On September 20, 1995, the Partnership foreclosed upon a nonperforming outstanding note receivable to a cable television system operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables were exchanged for interests (their capital contribution), on a pro rata basis, in a newly formed joint venture owned by the partnerships and managed by the General Partner. The amount of the outstanding note receivable that was contributed to the joint venture was $151,000.

Note 3.       Reclassification.

         Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.


Note 4.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 5.       Notes Receivable.

         Impaired Notes Receivable. On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

         In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Notes receivable previously classified as in-substance foreclosed cable systems but for which the Company had not taken possession of the collateral have been reclassified to notes receivable.

         At September 30, 1995, the recorded investment in notes that are considered to be impaired under Statement 114 was $17,377,000. Included in this amount is $10,988,000 of impaired notes for which the related allowance for losses is $3,144,000 and $6,389,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $16,604,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         During the quarter ended June 30, 1995, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired under Statement No. 114. The Partnership received a partial recovery of $2,714,000 as a settlement which was applied towards the $4,562,000 outstanding note receivable balance. The remaining balance of $1,848,000 was written-off through its related allowance for loan losses. The related allowance for loan losses for this note receivable was provided for in a previous year in an amount equal to the carrying value of the note.

         The Partnership received settlements from two other impaired notes receivable and foreclosed upon the assets of another note receivable to a cable television system operator during the nine months ended September 30, 1995.

          Upon receipt of the settlements and payoffs of the above mentioned notes receivable, the Partnership reduced the allowance for loan losses by $2,000,000 during the quarter ended June 30, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:
                                                       1995               1994
                                                       ----               ----
                                                        (Amounts in Thousands)

Beginning balance                                    $ 8,357             $ 7,781
     Provision for losses                             (2,000)                576
     Write downs                                      (2,010)               --
                                                     -------             -------
Ending balance                                       $ 4,347             $ 8,357
                                                     =======             =======

Note 6.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,716 for the nine months ended September 30, 1995 and 1994. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 7.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          1995       1994       1995      1994
                                          ----       ----       ----      ----
INCOME
Rental income                             $1,013    $ 408     $2,968    $ 1,728
Gain on sale of equipment                    359      199      1,164        871
Other income                                 569        1        674          1
                                          ------    -----     ------    -------
         Total income                      1,941      608      4,806      2,600
                                          ------    -----     ------    -------

EXPENSES
Depreciation                                 628      280      1,086        910
Lease related  operating expenses            726      454      2,142      1,738
Management fees to General Partner            94       33        221        141
General and administrative expenses            1       16          8         53
                                          ------    -----     ------    -------
         Total expenses                    1,449      783      3,457      2,842
                                          ------    -----     ------    -------
Net income (loss)                         $  492    $(175)    $1,349    $  (242)
                                          ======    =====     ======    =======

Foreclosed Cable Systems Joint Ventures

         The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                            Three Months Ended Nine Months Ended
                                                September 30,     September 30,
                                                1995     1994     1995     1994
                                                ----     ----     ----     ----
INCOME
Subscriber revenue                              $ 267     $321    $ 794     $856
Other income                                        3        3        9        9
                                                -----     ----    -----     ----
         Total income                             270      324      803      865
                                                -----     ----    -----     ----

EXPENSES
Depreciation and amortization                      77       65      237      194
Program services                                   89       70      247      210
Management fees to an affiliate of the
  General Partner                                  12       15       36       38
General and administrative expenses                79       78      228      211
Provision for losses on accounts
  receivable                                        3        3        8        9
                                                -----     ----    -----     ----
         Total expenses                           260      231      756      662
                                                -----     ----    -----     ----
Net income before income taxes                     10       93       47      203
Income tax expense                                 (6)     --       (13)     --
                                                -----     ----    -----     ----
Net income                                      $   4     $ 93    $  34     $203
                                                =====     ====    =====     ====

Note 8.  Notes Payable.

         On September 21, 1995 the Partnership received proceeds from notes payable of $2,000,000. This loan is collateralized by the assets of the Partnership and is payable in 30 monthly installments of principal and interest. The interest rate is tied to the lender's prime rate and was 8.75% at September 30, 1995. The loan agreement contains certain restrictions on distributions made to partners and requires pre-payment of the outstanding debt upon the sale of certain significant assets of the Partnership.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiary (the Partnership) reported net income of $191,000 and $2,475,000 for the three and nine months ended September 30, 1995, respectively, as compared to net income of $182,000 and $478,000 for the same periods in 1994. The Partnership reported a very small increase in net income of $9,000 during the three months ended September 30, 1995, as compared to the same period in 1994. The $1,997,000 increase in net income during the nine months ended
September 30, 1995, as compared to the same period in 1994, is primarily attributable to the recognition, as income, of a portion of the allowance for loan losses.

         During the nine months ended September 30, 1995, the Partnership received a settlement payment of $2.7 million on a defaulted note receivable from a cable television system operator. The Partnership had provided a loan loss reserve in an amount equal to the net carrying value of this note in a prior year. Upon recovery of a portion of this defaulted note receivable, the Partnership reduced the allowance for loan losses by $2 million during the quarter ended September 30, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

         Total revenues decreased by $645,000 and $2,247,000 during the three and nine months ended September 30, 1995, respectively, when compared to the same periods in 1994. The decrease is primarily the result of decreases in rental income and a decreased gain on the sale of equipment. Rental income declined by $630,000 and $2,290,000 for these periods, respectively, primarily as the result of a decrease in the amount of equipment owned. At September 30, 1995, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $27.1 million, as compared to $55.6 million at September 30, 1994.

         The Partnership reported a gain on the sale of equipment of $85,000 and $235,000 for the three and nine months ended September 30, 1995, respectively, as compared to a gain on sale of equipment of $358,000 and $779,000 during the same periods in 1994. The decreased gain on sale of equipment for the three and nine months ended September 30, 1995, when compared to the same periods in 1994, are attributable to a decrease in the sales proceeds received on the sales of such equipment. During the nine months ended September 30, 1995, the Partnership sold equipment with an aggregate original cost of $21.5 million as compared to $19.7 million during the same period in 1994.

         During the nine months ended September 30, 1995, the Partnership received a final payoff on four notes receivable, of which three were considered impaired, and foreclosed upon the assets of another note receivable from a cable television system operator. The Partnership recognized interest income from the receipt of the final payoff on certain of these notes receivable. The Partnership holds notes receivable from cable television system operators and security monitoring companies with a net carrying value of approximately $18.4 million, of which $17.4 are considered to be impaired at September 30, 1995. The Partnership has suspended the accrual of interest on these impaired notes and has provided an allowance for loan losses. The General Partner is currently working with the borrowers, other creditors and the bankruptcy court in order to seek remedies that will maximize the recovery of the Partnership's investment in these notes.

         Total expenses decreased by $660,000 and $4,262,000 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The decrease in total expenses for these periods is primarily due to the decrease in depreciation and amortization expense of $505,000 and $1,927,000, respectively, as compared to the same periods in the prior year. The decrease in depreciation and amortization is due to a decrease in depreciation for the three and nine months ended September 30, 1995, a result of the reduction in the amount of equipment owned by the Partnership. Additionally, an increasing portion of the equipment owned by the Partnership has been fully depreciated.

         Lease related operating expenses decreased by $117,000 and $500,000 during the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994, primarily due to a decrease in remarketing and administrative expenses charged to the Partnership on its reproduction equipment that is leased pursuant to a vendor lease agreement. This decrease is reflective of the decrease in the amount of reproduction equipment owned by the Partnership and a corresponding decrease in the rental revenues received from such equipment.

         The Partnership reported cable subscriber revenues of $166,000 and $509,000 during the three and nine months ended September 30, 1995, respectively, as compared to $0 during the same periods in 1994. On December 31, 1994, the Partnership determined that the financial position of this cable television system had become material to the operations of the Partnership. Accordingly, the financial statements for the Partnership for the three and nine months ended September 30, 1995 have been consolidated. However, for the three and nine months ended September 30, 1994, this cable television system subsidiary was reflected as an investment in a foreclosed cable system joint venture on the balance sheet and the net earnings were reported as equity in earnings from foreclosed cable system joint ventures.

         The Partnership has also foreclosed upon the collateral of several notes receivable to certain cable television system operators. As a result, the Partnership has an ownership interest in the operating cable television systems organized as joint ventures. The Partnership's equity interest in the earnings (losses) from the foreclosed cable system joint ventures was minimal during 1995 and 1994.


Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from its contractual obligations with lessees and borrowers for fixed payment terms. As the initial lease terms of the leases expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting contractual amounts and re-leasing and selling the Partnership's equipment as it comes off lease. As another source of liquidity, the Partnership has investments in foreclosed cable systems and investments in joint ventures.

         The net cash generated by operating activities decreased by $3,171,000 during the nine months ended September 30, 1995, when compared to the same period in 1994. This decrease is primarily due to a decrease in rental income, a result of the decrease in the size of the equipment portfolio.

         Principal payments from notes receivable increased substantially by $7,161,000 during the nine months ended September 30, 1995, when compared to the same period in 1994. During the nine months ended September 30, 1995, the Partnership received final payoffs of notes receivable from four cable television system operators.

         During the third quarter of 1995, the Partnership invested an additional $6,146,000 in a note receivable from a cable television system operator. The Partnership had previously extended credit of approximately $2.9 million of subordinated debt to this cable television system operator. This cable television system operator is in default on its outstanding debt. The current funding of $6 million was paid to the senior lendor and the Partnership has now assumed a first and second secured position in the assets of the cable television system. The General Partner believes that it is now in a better position to negotiate a settlement or foreclosure with the borrower in order to maximize the Partnership's recovery of its investment.

         The decrease in proceeds from the sale of equipment of $832,000 during the nine months ended September 30, 1995, as compared to the same period in the prior year, is attributable to a decrease in the value of the equipment sold. During the nine months ended September 30, 1995, the Partnership sold equipment having an aggregate original cost of $21.5 million, as compared to $19.7 million of equipment sold during the same period in 1994.

         During the nine months ended September 30, 1995, the Partnership reported an overall increase in cash distributions received from its joint ventures. The overall increase in distributions reflects an increase in distributions from equipment joint ventures and a decrease in distributions from foreclosed cable system joint ventures during the nine months ended September 30, 1995. During the first quarter of 1994, the Partnership received its first cash distributions from its investment in foreclosed cable systems joint ventures. The increased cash distribution for 1994 was attributable to the sale of two cable systems and the distribution of excess cash from operations in one other remaining cable system. The increased distributions from the equipment joint venture during the nine months ended September 30, 1995 is related to distributions received from a joint venture that was formed in October of 1994.

         As of September 30, 1995, the Partnership owned equipment held for lease with an aggregate original cost of $7,770,000 and a net book value of $48,000, compared to $19,188,000 and $305,000, respectively, as of September 30, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

         The cash distributed to limited partners during the nine months ended September 30, 1995 and 1994 was $5,798,000 and $5,797,000, respectively. As a result, the cumulative cash distributions to the limited partners are $94,272,000 and $86,521,000 as of September 30, 1995 and 1994, respectively. The
General Partner did not receive cash distributions during the nine months ended September 30, 1995 and 1994. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account.

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from Partnership leasing operations will also decline. As the cash generated by operations continues to decline, the rate of cash distributions made to limited partners will also decline. It is anticipated that the distributions to partners on October 15, 1995 and January 15, 1996 will be made at approximately the same rate as the current distributions being made during the nine months ended September 30, 1995. However, after the January 15, 1996 distribution the Partnership will switch to annual distributions with the first annual distribution expected to be made on January 15, 1997.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses and to provide for distributions to partners.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                               September 30, 1995

                           Part II. Other Information.


Item 1.       Legal Proceedings.  Inapplicable

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

Item 5.       Other Information.  Inapplicable

Item 6.       Exhibits and Reports on 8-K:

              a)  Exhibits:

                  (27)       Financial Data Schedule

              b)  Reports on 8-K:  None

                                                                   Page 13 of 13

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          PHOENIX LEASING CASH DISTRIBUTION FUND III,
                                                                A CALIFORNIA LIMITED PARTNERSHIP
                                                                         (Registrant)

           Date                                       Title                                      Signature

November 13, 1995                                                                       /S/ PARITOSH K. CHOKSI
-----------------                              Chief Financial Officer,                 ----------------------
                                               Senior Vice President                    (Paritosh K. Choksi)
                                               and Treasurer of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                                                                       /S/ BRYANT J. TONG
-----------------                              Senior Vice President,                   ------------------
                                               Financial Operations                     (Bryant J. Tong)
                                               (Principal Accounting Officer)
                                               and a Director of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                                                                       /S/ GARY W. MARTINEZ
-----------------                              Senior Vice President of                 --------------------
                                               Phoenix Leasing Incorporated             (Gary W. Martinez)
                                               General Partner


November 13, 1995                                                                       /S/ MICHAEL K. ULYATT
-----------------                              Partnership Controller                   ---------------------
                                               Phoenix Leasing Incorporated             (Michael K. Ulyatt)
                                               General Partner