Form 10-K
period 1995-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1996-03-29
CIK 822690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995      Commission File Number 0-16615


                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
--------------------------------------------------------------------------------
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            California                                    68-0062480
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2401 Kerner Boulevard, San Rafael, California               94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (415) 485-4500
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X      No
                                    ---       ---

As of December 31, 1995, 516,716 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          1995 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                          Page

                                     PART I

Item 1.  Business......................................................      3
Item 2.  Properties....................................................      5
Item 3.  Legal Proceedings.............................................      6
Item 4.  Submission of Matters to a Vote of Security Holders...........      6


                                     PART II

Item 5.  Market for the Registrant's Securities and Related Security
         Holder Matters................................................      6
Item 6.  Selected Financial Data.......................................      6
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................      8
Item 8.  Financial Statements and Supplementary Data...................     11
Item 9.  Disagreements on Accounting and Financial Disclosure Matters..     32


                                    PART III

Item 10. Directors and Executive Officers of the Registrant............     32
Item 11. Executive Compensation........................................     33
Item 12. Security Ownership of Certain Beneficial Owners and Management     34
Item 13. Certain Relationships and Related Transactions................     34


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    34


Signatures.............................................................     36

                                     PART I

Item 1.  Business.

General Development of Business.

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership (the Partnership), was organized on June 29, 1987. The Partnership was registered with the Securities and Exchange Commission with an effective date of January 5, 1988 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 1998. The General Partner is Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

         The initial public offering was for 400,000 units of limited partnership interest at a price of $250 per unit with an option of increasing the public offering up to a maximum of 600,000 units. The Partnership sold 528,151 units for a total capitalization of $132,037,750. The public offering terminated on December 31, 1990. Of the proceeds received through the offering, the Partnership has incurred $17,240,775 in organizational and offering expenses.

         Phoenix Black Rock Cable J.V. (the "Subsidiary") is a majority owned subsidiary of the Partnership (hereinafter, both entities are collectively referred to as the "Consolidated Partnership"). The Subsidiary was formed under the laws of California on January 10, 1992 to own and operate a cable television system in the states of Nevada and California.

Narrative Description of Business.

         The Consolidated Partnership conducts its business in two business segments: Equipment Leasing and Financing Operations, and Cable Television System Operations. A discussion of these two segments follows:

Equipment Leasing and Financing Operations.

         From the initial formation of the Partnership through December 31, 1995, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $219,986,000. The average initial firm term of contractual payments from equipment subject to lease was 38.64 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.53%. The average initial firm term of contractual payments from loans was 58.53 months.

         The Partnership's principal objective is to produce cash flow to the investors on a continuing basis over the life of the Partnership. To achieve this objective, the Partnership has invested in various types of capital equipment and other assets to provide leasing or financing of the same to third parties, including Fortune 1000 companies and their subsidiaries, middle-market companies, emerging growth companies, cable television system operators and others, on either a long-term or short-term basis. The types of equipment that the Partnership will invest in will include, but is not limited to, computer peripherals, terminal systems, small computer systems, communications equipment, IBM mainframes, IBM-software compatible mainframes, office systems, CAE/CAD/CAM equipment, telecommunications equipment, cable television equipment, medical equipment, production and manufacturing equipment and software products.

         The Partnership has acquired equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1995 approximately 74% of the equipment owned by the Partnership was classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the non-cancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment. A significant portion of the net offering proceeds to the Partnership has been invested in capital equipment subject to Operating leases.

         The Partnership has made secured loans to emerging growth companies, security monitoring companies, cable television systems and other businesses. These loans are asset-based and the Partnership receives a security interest in the assets financed.

         The Partnership's financing activities have been concentrated in the cable television industry. The Partnership has made secured loans to operators of cable television systems for the acquisition, refinancing, construction, upgrade and extension of such systems located throughout the United States. The loans to cable television system operators are secured by a senior or subordinated interest in the assets of the cable television system, its franchise agreements, subscriber lists, material contracts and other related assets. In some cases the Partnership has also received personal guarantees from the owners of the systems.

         Several of the cable television system operators to whom the Partnership provided financing have experienced financial difficulties. These difficulties are believed to have been caused by several factors. Some of these factors are: a significant reduction in the availability of debt from banks and other financial institutions to finance the acquisition and operations, uncertainties related to future government regulation in the cable television industry and the economic recession in the United States. These factors have resulted in a significant decline in the demand for the acquisition of cable systems and have further caused an overall decrease in the value of many cable television systems. As a result of the above, many of the Partnership's notes receivable from cable television system operators have gone into default. The result is that the Partnership has not received scheduled payments, has had to grant loan extensions, has experienced an increase in legal and collection costs and in some cases, has had to foreclose on the cable television system. The impact of this has been a decrease in the overall return on the Partnership's investments in such notes.

         The Partnership has obtained an ownership interest in several cable system joint ventures that it obtained through foreclosure. These cable systems currently generate a positive monthly cash flow and provided cash distributions to the Partnership during 1995 and 1994. The cable systems are managed and operated by an affiliate of the General Partner. Upon foreclosure, the assets of the cable television system were booked at the lower of the Partnership's cost (the carrying value of the note) or the estimated fair value of the cable television system.

         Competition. The General Partner has concentrated the Partnership's activities in the equipment leasing and financing industry, an area in which the General Partner has developed an expertise. The computer equipment leasing industry is extremely competitive. The Partnership competes with many well established companies having substantially greater financial resources. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment). Generally, the impact of these factors to the Partnership would be the realization of increased equipment remarketing and storage costs, as well as lower residuals received from the sale or remarketing of such equipment.

Cable Television System Operations.

         Phoenix Black Rock Cable J.V. (the Subsidiary), a majority owned subsidiary of the Partnership, owns a cable television system in the states of Nevada and California that was acquired through foreclosure on a defaulted note receivable to the Partnership on January 10, 1992. The net carrying value of the Partnership's share of this defaulted note receivable was approximately $1,620,000, which was exchanged for an 81.22% ownership interest in this joint venture. Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the system.

         The cable television system owned by Phoenix Black Rock Cable J.V. is located in the counties of Clark and Nye in the State of Nevada and in the county of Inyo in the State of California. The cable television system consists of headend equipment in five locations and 156 miles of plant passing approximately 2,900 homes and has approximately 1,838 cable subscribers. The Subsidiary's cable television system serves the communities of Pahrumph, Beatty and Blue Diamond in Nevada and Cow Creek and Grapevine in California. The Subsidiary operates under one non-exclusive franchise agreement with the county of Nye in Nevada, which expires in 2009, and a National Park Service Permit for Death Valley, California, which expires in 1996.

         Cable television systems receive signals transmitted by nearby radio and television broadcast stations, microwave relay systems and communications satellites and distribute the signals to subscribers via coaxial cable. The subscribers pay a monthly fee to the cable television system for such services. Cable television companies operate under a non-exclusive franchise agreement granted by each local government authority. As part of the franchise agreement, the franchisee typically pays a portion of the gross revenues of the system to the local government.

         The Partnership intends to own and operate the cable system until market conditions would enable a sale at acceptable terms. Any excess cash generated from operations of the cable system will be used for upgrades and improvements to the system in order to maximize the value of the system.

         Competition. The Partnership's cable operations compete with numerous other companies with far greater financial resources. In addition, cable television franchises are typically non-exclusive and the Partnership could be directly competing with other cable television systems. Cable television also competes with conventional over-the-air broadcast television and direct broadcast satellite transmission. Future technological developments may also provide additional competitive factors.

         The newly passed Telecommunications Bill allows telephone companies to enter into the cable television business and vice-versa. Large cable television systems that have upgraded their systems with fiber and two way capabilities may find themselves getting a piece of the much larger telephone revenue. For the smaller rural cable systems, such as those owned by the Partnership or through investments in joint ventures, it is unlikely that the Partnership will enter into telephone services nor will the telephone companies try to seek our customers in the near future. The systems owned by the Partnership are too small and not dense enough to pay for the large amount of capital expenditures needed for these services.

         A favorable part of the bill is that small cable systems will be immediately deregulated from most regulations and that the definition of a small cable operator is under 600,000 subscribers. This will allow small operators to raise rates if needed, and eliminate the need to provide franchise authorities with costly rate filings and justifications. The new bill also allows the local telephone companies to buy out small cable operators in their own region as well as to joint venture with small cable operators. During 1995, the General Partner has observed a renewed market interest in small cable systems. The final impact of the newly passed Telecommunications Bill will not be known fully until a technical rewrite is completed and all the legal challenges have been made.

         Please see Note 16 in the Partnership's financial statements for financial information about the Partnership's business segments.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1995, together with information concerning the uses of assets is set forth in Item 2.


Item 2.  Properties.

Equipment Leasing and Financing Operations.

         The Partnership is engaged in the equipment leasing and financing industry. The primary assets held by the Partnership are its investments in leases and loans, either directly or through its investments in joint ventures.

         As of December 31, 1995, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $38,539,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1995.

                                                                 Percentage of
           Asset Types                    Purchase Price(1)       Total Assets
           -----------                    -----------------      -------------
                                       (Amounts in Thousands)

Financing Related to Cable Television
  Systems and Other Media                    $  16,674                  43%
Computer Peripherals                            11,298                  29
Computer Mainframes                              5,654                  15
Small Computer Systems                           1,698                   4
Reproduction Equipment                           1,670                   4
Capital Equipment Leased to Emerging
  Growth Companies                                 853                   2

Miscellaneous                                      494                   2
Financing of Security Monitoring
  Systems Companies                                198                   1
                                              ---------               -----
TOTAL                                         $ 38,539                 100%
                                              =========               =====

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $1,238,000, cost of equipment on financing leases of $979,000 and original cost of outstanding loans of $16,873,000 at December 31, 1995.

Cable Television System Operations.

     The Subsidiary's principal plants and property consist of electronic headend equipment and its plant (cable). The headends are located on land that is leased by the Subsidiary.


Item 3.  Legal Proceedings.

         The   Registrant  is  not  a  party  to  any  material   pending  legal
proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise, during the year covered by this report.


                                     PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate Number of Equity Security Investments:

                                                    Number of Unit Holders
              Title of Class                       as of December 31, 1995
              --------------                       -----------------------

              Limited Partners                               12,801


Item 6.       Selected Financial Data.

                              Amounts in Thousands Except for Per Unit Amounts
                              ------------------------------------------------
                                1995(1)   1994(1)   1993      1992      1991
                                ----      ----      ----      ----      ----

Total Income                 $  5,109  $  7,697  $ 15,345  $ 25,221  $ 34,245

Net Income (Loss)               3,800       945       194    (7,118)   (4,273)

Total Assets                   20,381    24,322    32,435    58,644    97,344

Long-term Debt Obligations       --        --        --       1,479     6,361

Distributions to Partners       7,751     7,751    18,886    18,323    18,382

Net Income (Loss) per
  Limited Partnership Unit       7.28       .85      --      (13.53)    (8.08)

Distributions per Limited
  Partnership Unit              15.00     15.00     36.43     35.17     33.80

(1) The 1995 and 1994 amounts reflect the consolidated activity of the Partnership and its subsidiary.


         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership, and Subsidiary (the Partnership) reported net income of $3,800,000 during the year ended December 31, 1995, as compared to net income of $945,000 and $194,000 during 1994 and 1993, respectively. The increase in net income during 1995, as compared to 1994, is primarily attributable to the recognition, as income, of the recovery of a portion of the allowance for loan losses.

         Total revenues decreased by $2,588,000 and $7,648,000 during 1995 and 1994, respectively, when compared to the same period in the previous year. The decrease in total revenues is primarily the result of decreases in rental income of $2,373,000 and $4,757,000 during 1995 and 1994, respectively, as compared to the same period in the previous year. Rental income decreased primarily as the result of a decrease in the amount of equipment owned. At December 31, 1995, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $20.4 million, as compared to $48.6 million at December 31, 1994. During 1994, the Partnership also reported declines in interest income from notes receivable and a decreased gain on the sale of equipment.

         During 1995, the Partnership received payoffs on six notes receivable from cable television system operators totaling $7.8 million of which $7.5 million was from notes receivable considered to be impaired. The Partnership recognized interest income of $1.1 million from the receipt of the final payoff on these notes receivable. Included in the payoff of $7.8 million is a settlement payment of $2.7 million on a defaulted note receivable from a cable television system operator. The Partnership had provided a loan loss reserve in an amount equal to the net carrying value of this note in a prior year. Upon recovery of a portion of this defaulted note receivable, the Partnership reduced the allowance for loan losses by $2 million during 1995. This reduction in the allowance for loan losses was recognized as income during the period.

          At December 31, 1995, the Partnership holds notes receivable from cable television system operators and security monitoring companies with a net carrying value of approximately $17 million, of which $16 million is considered to be impaired. The Partnership has suspended the accrual of interest on these impaired notes and has provided an allowance for loan losses. The General Partner is currently working with the borrowers, other creditors and the bankruptcy court in order to seek remedies that will maximize the recovery of the Partnership's investment in these notes.

         Total expenses decreased by $5,436,000 and $8,430,000 during 1995 and 1994, respectively, as compared to the same period in the previous year. The decrease in total expenses for these periods is primarily due to the decrease in depreciation and amortization expense of $2,400,000 and $5,730,000, during 1995 and 1994, respectively, as compared to the same period in the prior year. The decrease in depreciation and amortization is a result of the reduction in the amount of equipment owned by the Partnership. Additionally, an increasing portion of the equipment owned by the Partnership has been fully depreciated. Another factor contributing to the decrease in total expenses during 1995, when compared to 1994, was a recovery of a prior provision for losses on receivables as discussed previously.

         Lease related operating expenses experienced a decrease during 1995 and 1994, as compared to the same period in the previous year, primarily due to a decrease in remarketing and administrative expenses charged to the Partnership on its reproduction equipment that is leased pursuant to a vendor lease agreement. This decrease is reflective of the decrease in the amount of reproduction equipment owned by the Partnership and a corresponding decrease in the rental revenues received from such equipment.

Cable Television System Operations:

         The Partnership reported cable subscriber revenues from its Subsidiary of $676,000 during 1995, as compared to $654,000 during 1994, and total expenses of $582,000 during 1995 as compared to $527,000 during 1994. During 1994, the Partnership determined that the financial position of this cable television system had become material to the operations of the Partnership; accordingly, the financial statements for the Partnership 1995 and 1994 have been consolidated. However, during 1993, this cable television system subsidiary was reflected as an investment in a foreclosed cable system joint venture on the balance sheet and the net earnings were reported as equity in earnings from foreclosed cable system joint ventures.

         The Partnership has also foreclosed upon the collateral of several notes receivable from certain cable television system operators. As a result, the Partnership has ownership interests in the operating cable television systems organized as joint ventures with affiliates also holding ownership interests. During 1995, the Partnership foreclosed upon an additional cable television system in which it held a note receivable. The Partnership's equity interest in the earnings (losses) from the foreclosed cable system joint ventures was minimal during 1995 and 1994.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from its contractual obligations with lessees and borrowers for fixed payment terms. As the initial lease terms of the leases expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting contractual amounts and re-leasing and selling the Partnership's equipment as it comes off lease. As another source of liquidity, the Partnership owns a cable television system, has investments in foreclosed cable systems joint ventures and investments in leasing joint ventures.

         The net cash generated by operating activities decreased by $2,960,000 and $3,668,000 during 1995 and 1994, respectively, as compared to the previous year. This decrease is primarily due to a decrease in rental income, a result of the decrease in the size of the equipment portfolio. The decrease in proceeds from the sale of equipment during 1995 and 1994, as compared to the same period in the prior year, is attributable to a decrease in the value of the equipment sold.

         Principal payments from notes receivable increased substantially during 1995, when compared to the same period in 1994, due to payoffs from several outstanding notes receivable during 1995. During 1995, the Partnership received payoffs of notes receivable from seven cable television system operators.

         During the third quarter of 1995, the Partnership invested an additional $6,146,000 in a note receivable from a cable television system operator. The Partnership had previously extended credit with a net carrying value of approximately $2.9 million of subordinated debt to this cable television system operator. This cable television system operator is in default on its outstanding debt. The current funding of $6.1 million was paid to the senior lender and the Partnership has now assumed a first and second secured position in the assets of the cable television system. The General Partner believes that it is now in a better position to negotiate a settlement or foreclosure with the borrower in order to maximize the Partnership's recovery of its investment. To help finance this additional funding, the Partnership borrowed an additional $2,000,000 from a bank during 1995. The debt is repayable over 30 months with interest tied to the bank's prime rate. During 1995, the Partnership repaid $1,671,000 of this debt, which included a prepayment of $1,471,000 made in November of 1995.

         During 1995, the Partnership reported an overall increase in cash distributions received from its joint ventures. The overall increase in distributions reflects an increase in distributions from equipment joint ventures and foreclosed cable system joint ventures. The increased distributions from the equipment joint venture during 1995 is related to distributions received from a joint venture that was formed in October of 1994. The increased cash distributions from foreclosed cable system joint ventures for 1995 was attributable to the sale of a cable system in one joint venture and the distribution of excess cash from operations in the other remaining cable system.

         As of December 31, 1995, the Partnership owned equipment held for lease with an aggregate original cost of $3,690,000 and a net book value of $22,000, compared to $18,707,000 and $447,000, respectively, as of December 31, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

         The cash distributed to limited partners during 1995, 1994 and 1993 was $7,751,000, $7,751,000 and $18,886,000, respectively. As a result, the cumulative cash distributions to the limited partners are $96,226,000, $88,475,000 and $80,724,000 as of December 31, 1995, 1994 and 1993,
respectively. The General Partner did not receive cash distributions during 1995, 1994 and 1993. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account.

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from Partnership leasing operations will also decline. As the cash generated by operations continues to decline, the rate of cash distributions made to limited partners will also decline. The distributions to partners on January 15, 1996 were made at approximately the same rate as the distributions made during 1995. However, after the January 15, 1996 distribution, the
Partnership will switch to annual distributions with the first annual distribution expected to be made on January 15, 1997.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses and to provide for distributions to partners.

        Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      PHOENIX LEASING CASH DISTRIBUTION FUND III,
                    A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

                            YEAR ENDED DECEMBER 31, 1995

                         REPORT OF INDEPENDENT AUDITORS


The Partners
Phoenix Leasing Cash Distribution Fund III, a California limited partnership

We have audited the consolidated financial statements of Phoenix Leasing Cash Distribution Fund III, a California limited partnership, and Subsidiary, listed in the accompanying index to financial statements (Item 14(a)). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Phoenix Leasing Cash Distribution Fund III, a California limited partnership, and Subsidiary, at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

San Francisco, California
  January 19, 1996
  except for Note 15, as to which
  the date is February 14, 1996

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)

                                                         December 31,
                                                       1995         1994
                                                       ----         ----
ASSETS

Cash and cash equivalents                           $  3,619     $  4,636

Accounts  receivable (net of allowance for losses
   on accounts  receivable of $63 and $392 at
   December 31, 1995 and 1994, respectively)             254          910

Notes receivable (net of allowance for losses
   on notes receivable of $3,880 and $8,357 at
   December 31, 1995 and 1994, respectively)          13,153       13,668

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $17,004
   and $38,267 at December 31, 1995 and 1994,
   respectively)                                          79          959

Net investment in financing leases (net of allowance
   for early terminations of $81 and $129 at December
   31, 1995 and 1994, respectively)                      227          971

Cable systems, property and equipment (net of
   accumulated depreciation of $548 and $394 at
   December 31, 1995 and 1994, respectively)           1,449        1,555

Investment in joint ventures                             742          951

Capitalized acquisition fees (net of accumulated
   amortization of $7,994 and $7,661 at December 31,
   1995 and 1994, respectively)                          283          615

Other assets                                             575           57
                                                    --------     --------
     Total Assets                                   $ 20,381     $ 24,322
                                                    ========     ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses            $  3,637     $  4,513

   Minority interest in subsidiary                       311          311

   Note payable                                          329         --
                                                    --------     --------
     Total Liabilities                                 4,277        4,824
                                                    --------     --------

Partners' Capital:

   General Partner                                       (71)        (109)

   Limited Partners, 600,000 units authorized,
     528,151 units issued, 516,716 units
     outstanding at December 31, 1995 and 1994        15,618       19,607

   Unrealized gains on marketable securities
     available-for-sale                                  557         --
                                                    --------     --------
     Total Partners' Capital                          16,104       19,498
                                                    --------     --------
     Total Liabilities and Partners' Capital        $ 20,381     $ 24,322
                                                    ========     ========

                     The accompanying notes are an integral
                            part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                   1995       1994       1993
                                                   ----       ----       ----
INCOME

   Rental income                                 $ 2,125    $ 4,498    $ 9,255

   Earned income, financing leases                    69        268      1,043

   Gain on sale of equipment                         356      1,019      2,371

   Interest income, notes receivable               1,171        810      2,089

   Cable subscriber revenue                          676        654       --

   Other income                                      712        448        587
                                                 -------    -------    -------

     Total Income                                  5,109      7,697     15,345
                                                 -------    -------    -------

EXPENSES

   Depreciation and amortization                   1,149      3,549      9,279

   Lease related operating expenses                  280        805      1,571

   Program service, cable system                     181        154       --

   Management fees to General Partner                522        381        817

   Reimbursed administrative costs
     to General Partner                              321        403        489

   Provision for (recovery of) losses
     on receivables                               (2,245)       550      1,793

   Legal expense                                     619        379        673

   General and administrative expenses               458        500        529
                                                 -------    -------    -------

     Total Expenses                                1,285      6,721     15,151
                                                 -------    -------    -------

NET INCOME BEFORE MINORITY INTEREST              $ 3,824    $   976    $   194

   Minority Interest in earnings of subsidiary       (24)       (31)      --
                                                 -------    -------    -------

NET INCOME                                       $ 3,800    $   945    $   194
                                                 =======    =======    =======

NET INCOME PER LIMITED PARTNERSHIP UNIT          $  7.28    $   .85    $  --
                                                 =======    =======    =======

ALLOCATION OF NET INCOME:

     General Partner                             $    38    $   504    $   194

     Limited Partners                              3,762        441       --
                                                 -------    -------    -------

                                                 $ 3,800    $   945    $   194
                                                 =======    =======    =======

                     The accompanying notes are an integral
                            part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                    General
                                   Partner's Limited Partners' Unrealized Total
                                     Amount   Units   Amount     Gains    Amount
                                   --------- ----------------  ---------- ------

Balance, December 31, 1992        $   (807)  519,683  $46,049  $   --   $45,242

Distributions to partners ($36.43
   per limited partnership unit)       --        --   (18,886)     --   (18,886)

Redemptions of capital                 --     (2,967)    (246)     --      (246)

Net income                             194       --       --       --       194
                                   --------  -------- -------- -------- --------

Balance, December 31, 1993            (613)  516,716   26,917      --    26,304

Distributions to partners ($15.00
   per limited partnership unit)       --        --    (7,751)     --    (7,751)

Net income                             504       --       441      --       945
                                   --------  -------- -------- -------- --------

Balance, December 31, 1994            (109)  516,716   19,607      --    19,498

Distributions to partners ($15.00
   per limited partnership unit)       --        --    (7,751)     --    (7,751)

Change for the year in unrealized
   gain on available-for-sale
   securities                          --        --       --       557      557

Net income                              38       --     3,762      --     3,800
                                   --------  -------- -------- -------- --------

Balance, December 31, 1995         $   (71)  516,716 $ 15,618 $    557 $ 16,104
                                   ========  ======== ======== ======== ========


                     The accompanying notes are an integral
                            part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                    1995      1994       1993
                                                    ----      ----       ----
Operating Activities:
   Net income                                     $ 3,800   $   945   $    194
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                1,149     3,549      9,279
       Gain on sale of equipment                     (356)   (1,019)    (2,371)
       Gain on sale of securities                      (7)     (154)      --
       Equity in losses (earnings) from
         joint ventures                              (240)       82        (45)
       Provision for early termination,
         financing leases                            --        --          120
       Provision for losses on notes receivable    (2,428)      576      1,404
       Provision for losses on accounts receivable    183       (26)       269
       Settlement                                    --        (106)      --
       Minority interest in earnings of subsidiary     24        31       --
       Decrease in accounts receivable                473       578      1,534
       Decrease in accounts payable and
         accrued expenses                            (876)     (239)    (2,065)
       Decrease in other assets                        39       378         70
       Other                                         --         126       --
                                                  -------   -------   --------

Net cash provided by operating activities           1,761     4,721      8,389
                                                  -------   -------   --------

Investing Activities:
   Principal payments, financing leases               695     1,620      4,139
   Principal payments, notes receivable             8,937       926      1,910
   Proceeds from sale of equipment                    623     1,965      4,133
   Proceeds from sale of securities                     7       165       --
   Distributions from joint ventures                  601        60      2,038
   Purchase of equipment                             --        (107)       (79)
   Investment in financing leases                    --         (40)        (2)
   Investment in notes receivable                  (6,146)     --          (47)
   Investment in joint ventures                      --        (117)        (4)
   Investment in securities                          --         (11)      --
   Cable systems, property and equipment              (49)      (32)      --
   Payment of acquisition fees                       --          (5)       (45)
                                                  -------   -------   --------

Net cash provided by investing activities           4,668     4,424     12,043
                                                  -------   -------   --------

Financing Activities:
   Proceeds from notes payable                      2,000      --         --
   Payments of principal, notes payable            (1,671)   (1,479)    (5,165)
   Redemptions of capital                            --        --         (246)
   Distributions to partners                       (7,751)   (7,751)   (18,886)
   Distributions to minority partners                 (24)      (46)      --
                                                  -------   -------   --------

Net cash used by financing activities              (7,446)   (9,276)   (24,297)
                                                  -------   -------   --------

Decrease in cash and cash equivalents              (1,017)     (131)    (3,865)
Cash and cash equivalents, beginning of period      4,636     4,767      8,632
                                                  -------   -------   --------

Cash and cash equivalents, end of period          $ 3,619   $ 4,636   $  4,767
                                                  =======   =======   ========

Supplemental Cash Flow Information:
   Cash paid for interest expense                 $    31   $    19   $    167

                     The accompanying notes are an integral
                            part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


Note 1.  Organization and Partnership Matters.

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership (the Partnership), was formed on July 30, 1985, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis, and to provide financing to emerging growth companies and cable television system operators. The Partnership's minimum investment requirements were met January 21, 1988. The Partnership's termination date is December 31, 1998.

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of spreading the risks of financing or acquiring certain capital equipment leased to third parties. (See Note 7.)

         On January 10, 1992, the Partnership foreclosed upon a cable television system in Nevada and California that was in default on a subordinated loan payable to the Partnership with a carrying amount of approximately $1,620,000 which was carried over to the basis in the cable system. As part of the settlement between the Partnership and the borrower, the borrower transferred ownership of all of its assets and liabilities to a subsidiary of the Partnership. Phoenix Black Rock Cable J.V. (the Subsidiary), which was formed under the laws of California on January 10, 1992 to own and operate the foreclosed cable television system (hereinafter, the Partnership and the Subsidiary are collectively referred to as the Consolidated Partnership). The acquisition of the assets and liabilities of the borrower by the Subsidiary through foreclosure was accounted for using the "purchase method" of accounting in which the transfer price was allocated to the net assets in accordance with the relative fair market value of the assets acquired and liabilities assumed.

         For financial reporting purposes, Partnership income shall be allocated as follows: (a) first, to the General Partner until the cumulative income so allocated is equal to the cumulative distributions to the General Partner, (b) second, one percent to the General Partner and 99% to the Limited Partners until the cumulative income so allocated is equal to any cumulative Partnership loss and syndication expenses for the current and all prior accounting periods, and
(c) the balance, if any, to the Unit Holders. All Partnership losses shall be allocated, one percent to the General Partner and 99% to the Unit Holders.

         The General Partner is entitled to receive five percent of all cash distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 12% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership. During 1993, 1994 and 1995 the General Partner did not draw its share of the 1993, 1994 and 1995 cash available for distribution.

         As compensation for management services, the General Partner receives a fee payable quarterly, subject to certain limitations, in an amount equal to 3.5% of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include rental receipts, maintenance fees, proceeds from the sale of equipment and interest income.

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the Subsidiary. The Subsidiary will pay a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revneues subject to a management fee at the joint venture level will not be subject to management fees at the Partnership level.

         The General Partner will be compensated for services performed in connection with the analysis of equipment available to the Partnership, the selection of such assets and the acquisition thereof, including negotiating and concluding agreements with equipment manufacturers and obtaining leases for the equipment. As compensation for such acquisition services, the General Partner will receive a fee equal to four percent of (a) the purchase price of equipment acquired by the Partnership, or equipment leased by manufacturers, the financing for which is provided by the Partnership, or (b) financing provided to businesses such as cable operators, or emerging growth companies, payable upon such acquisition or financing, as the case may be. Such acquisition fees are amortized principally on a straight-line basis.

         Schedule of compensation paid and distributions made to the General Partner and affiliates for the years ended December 31,
                                         1995            1994           1993
                                         ----            ----           ----
                                               (Amounts in Thousands)
       Management fees              $     522       $     381         $  817
       Acquisition fees                    -                2              3
                                    ---------       ---------         ------

                                    $     522       $     383         $  820
                                    =========       =========         ======


Note 2.  Summary of Significant Accounting Policies.

       Principles of Consolidation. The 1995 financial statements include the accounts of the Partnership and its majority owned subsidiary, Phoenix Black Rock Cable J.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

       During 1994, the Partnership determined that the financial position and operations of Phoenix Black Rock Cable J.V. had become material to the operations of the Partnership. Accordingly, the Partnership has consolidated the financial results of this joint venture with those of the Partnership beginning in 1994. The Partnership reported this joint venture using the equity method of accounting for 1993. The effect of this change has no impact on the net income or equity of the Partnership. The impact on assets, liabilities, revenues and expenses between the consolidation versus equity method was not material to 1993.

       Leasing Operations. The Partnership's leasing operations consist of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment.

         Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated. The Partnerhsip's leased equipment is depreciated primarily using an accelerated depreciation method over the estimated useful life of six years.

         The  Partnership's  policy  is to  review  periodically  the  remaining expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses and depreciation. Where subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and provides for additional depreciation as appropriate. As a result of such periodic reviews, the Partnership recognized additional depreciation expense of $68,000, $27,000 and $588,000 ($.13, $.05 and $1.13 per
limited partnership unit) for the year ended December 31, 1995, 1994 and 1993, respectively.

         Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

       Cable Television System Operations. The consolidated statement of operations includes the operating activity of the Subsidiary for the year ended December 31, 1995 and 1994. The Subsidiary's cable television system is located in the counties of Clark and Nye in the State of Nevada and in the county of Inyo in the State of California. The cable television system consists of headend equipment in five locations and 156 miles of plant passing approximately 2,900 homes and has approximately 1,838 cable subscribers. The Subsidiary's cable television system serves the communities of Pahrumph, Beatty and Blue Diamond in Nevada and Cow Creek and Grapevine in California. The Subsidiary operates under one non-exclusive franchise agreement with the county of Nye in Nevada, which expires in 2009, and a National Park Service Permit for Death Valley, California, which expires in 1996.

       Cable systems, property and equipment are depreciated using the straight-line method over estimated service lives ranging from five to ten years. Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

       Cable television services are billed monthly in advance. Revenue is deferred and recognized as the services are provided.

       Investment in Joint Ventures. Minority investments in net assets of equipment joint ventures and foreclosed cable systems joint ventures reflect the Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition. Foreclosed cable systems were non-performing notes receivable where foreclosure has occurred.

       Notes  Receivable.   Notes  receivable  generally  are  stated  at  their
outstanding unpaid principal balances, which includes accrued interest. Interest income is accrued on the unpaid principal balance.

       Impaired Notes Receivable. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income. Generally, notes receivable are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

       Allowance for Losses. An allowance for losses is established through provisions for losses charged against income. Notes receivable deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance.

       Reclassification. Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

       Cash and Cash Equivalents. Cash and cash equivalents include deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days. The Partnership places its cash deposits in temporary cash investments with credit worthy, high quality financial institutions. The concentration of such cash deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

  Non Cash Investing Activities.
                                                For the Years Ended December 31,
                                                       1995    1994   1993
                                                       ----    ----   ----
                                                      (Amounts in Thousands)

   Contributions to a joint venture of assets
     received pursuant to a settlement agreement       $ --    $212    $ --

   Foreclosed notes receivable contributed
     to joint ventures                                  151     161     265

   Payoff of outstanding note receivable through
     receipt of cash and the issuance of a new note
     receivable                                         --      --      371
                                                       ----    ----    ----

     Total                                             $151    $373    $636
                                                       ====    ====    ====

         Credit and Collateral. The Partnership's activities have been concentrated in the equipment leasing and financing industry. A credit evaluation is performed by the General Partner for all leases and loans made, with the collateral requirements determined on a case-by-case basis. The Partnership's loans are generally secured by the equipment or assets financed and, in some cases, other collateral of the borrower. In the event of default, the Partnership has the right to foreclose upon the collateral used to secure such loans.

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

         On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans. The adoption of this statement had no impact on the overall allowance for credit losses and did not effect the Partnership's charge offs or income recognition policies.

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

         Investment in Marketable Securities Available for Sale. The Partnership has investments in stock warrants in public companies. The Partnership has classified its investments in stock warrants as available-for-sale in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at their fair market value, with unrealized gains and losses reported as a separate component of partners' capital. The stock warrants held by the Partnership were granted by certain lessees or borrowers as additional compensation for leasing or financing equipment. At the date of grant, such warrants were determined to have no fair market value and were recorded at their historical cost of $0.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.  Accounts Receivable.

    Accounts receivable consist of the following at December 31:

                                                        1995        1994
                                                        ----        ----
                                                     (Amounts in Thousands)

Lease payments                                        $   271     $   822
Reimbursement for sales and property tax                    2         429
Other                                                      37          48
General Partner                                             7           3
                                                      -------     -------
                                                          317       1,302

Less:  allowance for losses on accounts receivable        (63)       (392)
                                                      -------     -------
     Total                                            $   254     $   910
                                                      =======     =======

Note 4.  Notes Receivable.

    Notes receivable consist of the following at December 31:

                                                          1995         1994
                                                          ----         ----
                                                       (Amounts in Thousands)
Notes receivable from cable television system
  operators with stated interest ranging from 8%
  to 21% per annum, receivable in installments
  ranging from 57 to 117 months, collateralized
  by a security interest in the cable system assets.
  These notes have a graduated repayment schedule
  followed with a balloon payment.                      $ 16,791     $ 20,868

Notes receivable from security monitoring companies
  with stated interest at 16% per annum, with
  payments  to be taken  out of the monthly payments
  received from assigned contracts,  collateralized
  by all assets of the borrower. At the end of 48
  months, the remaining balance, if any, is due and
  payable.                                                   242        1,157
                                                        --------     --------
                                                          17,033       22,025

Less:  allowance for losses on notes receivable           (3,880)      (8,357)
                                                        --------     --------
  Total                                                 $ 13,153     $ 13,668
                                                        ========     ========

         The Partnership's notes receivable from cable television system operators provide for a monthly payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate is added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, the amount of interest being recognized on the Partnership's outstanding notes receivable to cable television system operators is being limited to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until the loan is paid off.

         At December 31, 1995, the recorded investment in notes that are considered to be impaired under Statement 114 was $15,978,000. Included in this amount is $11,673,000 of impaired notes for which the related allowance for losses is $3,619,000 and $4,305,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $16,448,000. The Partnership recognized interest income totaling $1,079,000 from these impaired notes during the year ended 1995.

         During the year ended December 31, 1995, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired under Statement No. 114. The Partnership received a partial recovery of $2,714,000 as a settlement which was applied towards the $4,562,000 outstanding note receivable balance which had been fully reserved for in a previous year. The remaining balance of $1,848,000 was written-off through its related allowance for loan losses. The Partnership received settlements from seven other impaired notes receivable, a payoff from one note receivable to a cable television system operator and foreclosed upon the assets of another note receivable to a cable television system operator during the year ended December 31, 1995. Upon receipt of the settlement and payoffs of the above-mentioned notes receivable, the Partnership reduced the allowance for loan losses by $2,428,000 during the year ended December 31, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                        1995          1994
                                                        ----          ----
                                                      (Amounts in Thousands)

    Beginning balance                                 $ 8,357        $7,781
         Provision for (recovery of) losses            (2,428)          576
         Write downs                                   (2,049)         --
                                                      -------        ------
    Ending balance                                    $ 3,880        $8,357
                                                      =======        ======


Note 5.  Equipment on Operating Leases and Investment in Financing Leases.

         Equipment on lease consists primarily of computer peripheral equipment and computer mainframes subject to operating and financing leases.

         The Partnership's operating leases are for initial lease terms of approximately 12 to 48 months. During the remaining terms of existing operating leases, the Partnership will not recover all of the undepreciated cost and related expenses of its rental equipment, and therefore must remarket a portion of its equipment in future years.

         The Partnership has agreements with one manufacturer of its equipment, whereby such manufacturer will undertake to remarket off-lease equipment on a best efforts basis. These agreements permit the Partnership to assume the remarketing function directly if certain conditions contained in the agreements are not met. For their remarketing services, the manufacturers are paid a percentage of net monthly rentals.

         The Partnership has also entered into direct lease arrangements with lessees consisting of Fortune 1000 companies and other businesses in different industries located throughout the United States. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

         The net investment in financing leases consists of the following at December 31:

                                                        1995           1994
                                                        ----           ----
                                                      (Amounts in Thousands)

    Minimum lease payments to be received           $      30      $     826
    Estimated residual value of leased equipment
        (unguaranteed)                                    287            336
    Less:   unearned income                                (9)           (62)
            allowance for early termination               (81)          (129)
                                                     ---------      ---------

    Net investment in financing leases              $     227      $     971
                                                     =========      =========

         Minimum  rentals  to  be  received  on  noncancellable   operating  and
financing leases for the years ended December 31 are as follows:

                                                    Operating        Financing
                                                    ---------        ---------
                                                      (Amounts in Thousands)

    1996 ..................................          $   518          $    30
    1997...................................               20               -
                                                     -------          -------
    Totals                                           $   538          $    30
                                                     =======          =======

         The net book value of equipment held for lease at December 31, 1995 and 1994 amounted to $22,000 and $447,000, respectively.


Note 6.       Cable Systems, Property and Equipment.

         The cost of cable systems, property, and equipment and the related accumulated depreciation consist of the following at December 31:

                                                            1995       1994
                                                            ----       ----
                                                         (Amounts in Thousands)

    Distributions systems                                  $ 1,935   $ 1,899
    Building                                                    38        37
    Automobiles                                                 11         8
    Headend equipment                                           13         5
                                                           -------   -------
                                                             1,997     1,949
    Less:  accumulated depreciation                           (548)     (394)
                                                           -------   -------
    Net property, cable systems and equipment              $ 1,449   $ 1,555
                                                           =======   =======

         Depreciation expense totaled approximately $154,000 and $150,000 for the years ended December 31, 1995 and 1994, respectively.

Note 7.  Investment in Joint Ventures.

Equipment Joint Ventures.

         The Partnership owns a limited or general partnership interest in equipment joint ventures. These investments are accounted for using the equity method of accounting. The other partners of the ventures are entities organized and managed by the General Partner.

         The purpose of the joint ventures is the acquisition and leasing of various types of equipment. The Partnership is participating in the following equipment joint ventues:
                                                                 Weighted
            Joint Venture                                   Percentage Interest
            -------------                                   -------------------

    Leveraged Joint Venture 1990-1                                 35.29%
    Phoenix Post Joint Venture(1)                                  26.69
    Phoenix Joint Venture 1994-1                                    4.64

(1) Closed during 1995

         An analysis of the Partnership's investment in equipment joint ventures is as follows:

                                                                                                         Page 24 of 37

                             Net Investment                        Equity in                            Net Investment
                             at Beginning                          Earnings                                 at End
Date                            of Period       Contributions      (Losses)          Distributions         of Period
                             --------------     -------------      ---------         -------------      --------------
                                                                   (Amounts in Thousands)
Year Ended
  December 31, 1993             $  1,271          $    0              $  (267)          $   951              $      53
                                ========          ======              =======           =======              =========

Year Ended
  December 31, 1994             $     53          $  302              $  (104)          $     9              $     242
                                ========          ======              =======           =======              =========

Year Ended
  December 31, 1995             $    242          $    0              $   222           $   347              $     117
                                ========          ======              =======           =======              =========

         The aggregate combined financial information of the equipment joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                            1995      1994
                                                            ----      ----
                                                        (Amounts in Thousands)

    Cash and cash equivalents                              $  532    $  132
    Accounts receivable                                     1,772     2,155
    Operating lease equipment                               1,021     2,528
    Other assets                                              691       890
                                                           ------    ------

         Total Assets                                      $4,016    $5,705
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $  918    $  904
    Partners' capital                                       3,098     4,801
                                                           ------    ------

         Total Liabilities and Partners' Capital           $4,016    $5,705
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                              For the Years Ended December 31,
                                                  1995      1994      1993
                                                  ----      ----      ----
                                                   (Amounts in Thousands)

    Rental income                                $3,595    $2,583    $3,791
    Gain on sale of equipment                     1,637     1,096     1,177
    Other income                                    717        71        10
                                                 ------    ------    ------

         Total Income                             5,949     3,750     4,978
                                                 ------    ------    ------

                                    EXPENSES
    Depreciation                                  1,186      1,248     1,677
    Lease related operating expenses              2,832      2,378     3,688
    Management fee to the General Partner           286        199       291
    Other expenses                                  268         62        57
                                                 ------    -------   -------

         Total Expenses                           4,572      3,887     5,713
                                                 ------    -------   -------

         Net Income (Loss)                       $1,377    $  (137)  $  (735)
                                                 ======    =======   =======

         As of December 31, 1995 and 1994, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $5,000 and $35,000, respectively.

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in gross revenues of each equipment joint venture. Revenues subject to management fees at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Ventures.

         The Partnership owns an interest in foreclosed cable system joint ventures, along with other partnerships managed by the General Partner and its affiliates. The Partnership foreclosed upon nonperforming outstanding notes receivable to cable television operators to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables were exchanged for interests (their capital contribution), on a pro rata basis, in newly formed joint ventures owned by the partnerships and managed by the General Partner. Title to the cable television systems is held by the joint ventures. These investments are accounted for using the equity method of accounting.

         The  joint  ventures  owned  by  the  Partnership,   along  with  their
percentage ownership is as follows:

                                                              Weighted
         Joint Venture                                   Percentage Interest
         -------------                                   -------------------

    Phoenix Black Rock Cable J.V.(2)                            81.22%
    Phoenix Pacific Northwest J.V.                              37.72
    Phoenix Glacier J.V.(1)                                     45.78
    Phoenix Country Cable J.V.                                  40.00
    Phoenix Concept Cablevision, Inc.                           14.19
    Phoenix Independence Cable, LLC                             28.76

(1)  cable system sold and joint venture closed during 1993.
(2)  cable systems operations are consolidated during 1994 and 1995.

         An analysis of the Partnership's net investment in foreclosed cable systems joint ventures at December 31, is as follows:

                                                                                                        Page 26 of 37

                           Net Investment                                                               Net Investment
                            at Beginning                          Equity in                                 at End
Date                         of Period          Contributions(1)   Earnings          Distributions         of Period
                           --------------       ----------------  ---------          -------------      --------------
                                                                   (Amounts in Thousands)
Year Ended
  December 31, 1993              $  2,462          $     269          $  312            $  1,087           $  1,956
                                 ========          =========          ======            ========           ========

Year Ended
  December 31, 1994              $  1,956          $  (1,218)         $   22            $     51           $    709
                                 ========          =========          ======            ========           ========

Year Ended
  December 31, 1995              $    709          $     152          $   18            $    254           $    625
                                 ========          =========          ======            ========           ========

     (1) Includes the reclassification effects of accounting for an unconsolidated joint venture in 1993 as a consolidated subsidiary in 1994. This foreclosed cable systems joint venture is now being consolidated with the Partnership.
         (See Note 2.)

     The aggregate combined financial information of the foreclosed cable systems joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                            1995       1994
                                                            ----       ----
                                                         (Amounts in Thousands)

    Cash and cash equivalents                              $  375    $  203
    Accounts receivable                                        88       100
    Property, plant and equipment                           2,176     2,298
    Cable subscriber lists and franchise rights               116       145
    Other assets                                               22        67
    Deferred income taxes                                     118       142
                                                           ------    ------

         Total Assets                                      $2,895    $2,955
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $  323    $  265
    Notes payable                                            --          11
    Partners' capital                                       2,572     2,679
                                                           ------    ------

         Total Liabilities and Partners' Capital           $2,895    $2,955
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                              For the Years Ended December 31,
                                                   1995     1994      1993
                                                   ----     ----      ----
                                                   (Amounts in Thousands)

    Subscriber revenue                           $ 1,065   $ 628     $1,082
    Gain on sale of cable systems                     25    --          476
    Other income                                      14       5         25
                                                 -------   -----     ------

         Total Income                              1,104     633      1,583
                                                 -------   -----     ------

                                    EXPENSES

    Depreciation                                     321     160        255
    Program services                                 328     192        302
    General and administrative expenses              310     164        300
    Management fees to an affiliate of the
      General Partner                                 48      28         98
    Provision for losses on accounts receivable       11       9         11
                                                 -------   -----     ------

         Total Expenses                            1,018     553        966
                                                 -------   -----     ------

         Net Income Before Income Taxes               86      80        617
         Income tax expense                          (39)    (19)      --
                                                 -------   -----     ------

         Net Income                              $    47   $  61     $  617
                                                 =======   =====     ======

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the foreclosed cable systems joint ventures. The foreclosed cable systems joint ventures will pay a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the joint venture level will not be subject to management fees at the Partnership level.


Note 8.  Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                            1995      1994
                                                            ----      ----
                                                       (Amounts in Thousands)

    General Partner and affiliates                         $2,086    $2,068
    Equipment lease operations                              1,276     1,968
    Security deposits                                        --         258
    Other                                                     275       219
                                                           ------    ------

         Total                                             $3,637    $4,513
                                                           ======    ======

Note 9.  Notes Payable.

    Notes payable consist of the following at December 31:
                                                           1995       1994
                                                           ----       ----
                                                       (Amounts in Thousands)

    Note payable to a bank, collateralized by
      the assets of the Partnership with interest
      tied to the bank's prime rate, with monthly
      payments of 30 months.                               $329      $ --
                                                           ----      ------

      Total                                                $329      $ --
                                                           ====      ======

         Principal payments due for 1996 are $329,000.

         The interest rate was 8.75% at December 31, 1995. The loan agreement contains certain restrictions on distributions made to partners and requires pre-payment of the outstanding debt upon the sale of certain significant assets of the Partnership. The Partnership made a pre-payment of $1,471,000 on November 17, 1995.


Note 10. Settlement.

         On July 1, 1991, Phoenix Leasing Incorporated, as General Partner to the Partnership and sixteen other affiliated partnerships, filed suit in the Superior Court for the County of Marin, Case No. 150016, against Xerox Corporation, a corporation with which the General Partner had entered into contractual agreements for the acquisition and administration of leased equipment. The lawsuit was settled out of court effective as of October 28, 1994 pursuant to the terms of a Confidential Settlement Agreement and Mutual Release. The settlement agreement generally provides for compensation payable to the Partnership and its affiliates in cash and kind, including the assignment by Xerox of certain goods and services. The agreement further provides for the sale by Xerox to the Partnership and its affiliates of equipment subject to lease. The suit that was filed in the Superior Court for the County of Marin, Case No. 150016, has been dismissed with prejudice on the merits.

         The Partnership's pro rata share of the Xerox settlement was $175,000, which consists of cash of $69,000, and assigned monthly rentals and credits for goods and services valued at $106,000. In addition, the Partnership purchased additional leased equipment at an aggregate cost of $107,000. The Partnership, along with sixteen other affiliated partnerships managed by the General Partner, contributed its share of the assigned monthly rentals, credits for goods and services and purchased equipment leases to a joint venture, in exchange for an interest in the joint venture.


Note 11.  Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership and its majority owned subsidiary are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31:

                   Reported Amounts      Tax Basis       Net Difference
                   ----------------      ---------       --------------
                                  (Amounts in Thousands)

1995
----
    Assets             $19,980            $23,407            $(3,427)
    Liabilities          3,876              3,763                113

1994
----
    Assets             $23,909            $32,388            $(8,479)
    Liabilities          4,411              4,405                  6


Note 12. Related Entities.

         The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 13. Reimbursed Costs to the General Partner.

         The General Partner incurs certain administrative costs, such as data processing, investor and lessee communications, lease administration, accounting, equipment storage and equipment remarketing, for which it is reimbursed by the Partnership. These expenses incurred by the General Partner are to be reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services.

         The reimbursed administrative costs to the General Partner were $321,000, $403,000 and $489,000 for the years ended December 31, 1995, 1994 and
1993, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1995, 1994 and 1993 were $112,000, $264,000 and $471,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 14. Net Income and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of consolidated net income and distributions, and the weighted average number of units outstanding of 516,716, 516,716 and 518,380 for the years ended December 31, 1995, 1994 and 1993, respectively. For the purposes of allocating consolidated income (loss) and distributions to each individual limited partner, the Partnership allocates consolidated net income
(loss) and distributions based upon each respective limited partner's net capital contributions.


Note 15. Subsequent Events.

         In January 1996, cash distributions of $1,954,000 were made to the Limited Partners.

         On January 17, 1996, Phoenix Black Rock Cable J.V., a majority owned subsidiary of the Partnership, sold its cable television systems for approximately $2.7 million. The identifiable assets of this cable television system at December 31, 1995 were approximately $1.7 million.

         On February 2, 1996, Phoenix Leasing Cash Distribution Fund III and Phoenix Concept Cablevision of Indiana, L.L.C. (collectively referred to as "the Partnership") entered into a Commercial Code Section 9505 Agreement (the "Agreement") with Concept Cablevision of Indiana, Inc., a cable television company that the Partnership had extended credit. Phoenix Concept Cablevision of Indiana, L.L.C. is a newly formed limited liability company and wholly owned subsidiary of Phoenix Leasing Cash Distribution Fund III. The closing date of the Agreement was February 2, 1996. This Agreement allowed the Partnership to foreclose upon the cable television system (the collateral for the note) of Concept Cablevision of Indiana, Inc. The Partnership's net carrying value for this outstanding note receivable was $4,321,098 at December 31, 1995, for which the Partnership had no related allowance. In addition, the Partnership is required to make a cash payment of $200,000, will assume certain liabilities including a note payable of $600,000 and certain other miscellaneous accounts payable as specified in the agreement.

         On February 14, 1996, Phoenix Leasing Cash Distribution Fund III and Phoenix Grassroots Cable Systems, L.L.C. (collectively referred to as "the Partnership") entered into a Settlement Agreement and Releases (the "Agreement") with Grassroots Cable Systems, Inc., a cable television company that the Partnership had extended credit. Phoenix Grassroots Cable Systems, L.L.C. is a newly formed limited liability company and majority owned (98.5%) subsidiary of Phoenix Leasing Cash Distribution Fund III. The closing date of the Agreement was February 14, 1996. This Agreement allowed the Partnership to foreclose upon the cable television system (the collateral for the note) of Grassroots Cable Systems, Inc. The Partnership's net carrying value for this outstanding note receivable was $9,014,483 at December 31, 1995, for which the Partnership had an allowance for losses on notes of $2,035,301. In addition, the Partnership is required to make a cash payment of $75,000 and assume certain liabilities and miscellaneous payables as specified in the agreement.


Note 16. Business Segments.

         The Consolidated Partnership currently operates in two business segments: the equipment leasing and financing industry and the cable TV industry. The operations in the cable TV industry are for the year ended December 31, 1995 and 1994 (segment activity for 1993 was not material). Information about the Consolidated Partnership's operations in these two segments are as follows:

                                                             1995      1994
                                                             ----      ----
                                                        (Amounts in Thousands)

Total Revenues
         Equipment leasing and financing                   $ 4,422   $ 7,035
         Cable TV operations                                   687       662
                                                           -------   -------
              Total                                        $ 5,109   $ 7,697
                                                           =======   =======

Net Income (Loss)
         Equipment leasing and financing                   $ 3,695   $   810
         Cable TV operations                                   105       135
                                                           -------   -------
              Total                                        $ 3,800   $   945
                                                           =======   =======

Identifiable Assets
         Equipment leasing and financing                   $18,643   $22,571
         Cable TV operations                                 1,738     1,751
                                                           -------   -------
              Total                                        $20,381   $24,322
                                                           =======   =======

Depreciation and Amortization Expense
         Equipment leasing and financing                   $   995   $ 3,399
         Cable TV operations                                   154       150
                                                           -------   -------
              Total                                        $ 1,149   $ 3,549
                                                           =======   =======

Capital Expenditures
         Equipment leasing and financing                   $ 6,146   $   147
         Cable TV operations                                    49        32
                                                           -------   -------
              Total                                        $ 6,195   $   179
                                                           =======   =======


Note 17. Fair Value of Financial Instruments.

         During the year ended December 31, 1995, the Partnership adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Notes Receivable
The fair value of notes receivable is estimated based on the lesser of the discounted expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings, or the estimated fair value of the underlying collateral.

Marketable Securities
The fair values of investments in marketable securities are estimated based on quoted market prices.

Notes Payable
The  carrying   amount  of  the   Partnership's   variable  rate  notes  payable
approximates fair value.

         The estimated fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

                                                          Carrying
                                                            Amount  Fair Value
                                                          --------  ----------
                                                         (Amounts in Thousands)

    Assets
         Cash and cash equivalents                         $ 3,619   $ 3,619
         Marketable securities                                 559       559
         Notes receivable                                   13,153    16,555
    Liabilities
         Notes payable                                         329       329

Item 9.  Disagreements on Accounting and Financial Disclosure Matters.

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

         GUS CONSTANTIN, age 58, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         PARITOSH K. CHOKSI, age 42, is Senior Vice President, Chief Financial Officer and Treasurer of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

         GARY W. MARTINEZ, age 45, is Senior Vice President of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         BRYANT J. TONG, age 41, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         CYNTHIA E. PARKS, age 40, is Vice President, General Counsel, Assistant Secretary and a Director of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

         HOWARD SOLOVEI, age 34, is Vice President, Finance, Assistant Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei's principal activities are in the areas of arranging and managing the company's banking relationships for its various corporations, partnerships and securitized asset pools. Mr. Solovei is also involved in corporate financial planning and various data processing-related projects. Mr. Solovei graduated with a B.S. in Business from the University of California at Berkeley in 1984.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P. Phoenix Income Fund, L.P.
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund IV
              Phoenix Leasing Cash Distribution Fund II
              Phoenix Leasing Capital Assurance Fund
              Phoenix Leasing Income Fund VII
              Phoenix Leasing Income Fund VI
              Phoenix Leasing Growth Fund 1982
              Phoenix Leasing Income Fund 1981 and
              Phoenix Leasing Income Fund 1977

         The General Partner of the Registrant, which may be deemed to be a "director" of Registrant under the rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), failed to file a Statement of Changes in Beneficial Ownership of Securities on Form 4 in July 1995 to reflect the purchase by the General Partner in June 1995 of 17 units of limited partnership interest in the Registrant from a limited partner of Registrant. Such acquisition was reported on Form 5 for the fiscal year ended December 31, 1995, as filed with the Commission on behalf of the General Partner on February 5, 1996.


Item 11. Executive Compensation.

         Set forth is the information  relating to all direct  remuneration paid or accrued by the Registrant during the last year to the General Partner and its affiliate.
         (A)                       (B)                                 (C)                                     (D)

                                                                  Cash and cash-                          Aggregate of
Name of Individual           Capacities in                        equivalent forms                        contingent forms
or persons in group          which served                         of remuneration                         of remuneration
-------------------          ------------       ------------------------------------------------------    ----------------
                                                              (C1)                     (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                -------------------------     -----------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
  Incorporated               General Partner            $    492(1)                    $   0                    $   0

Phoenix Cable
  Management, Inc.           Manager                          30(1)                        0                        0
                                                        --------                       -----                    -----

                                                        $    522                       $   0                    $   0
                                                        ========                       =====                    =====

(1)  consists of management fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b)  The General Partner of the Registrant  owns the equity  securities of the Registrant set forth in the following table:
                (1)                                            (2)                                       (3)
         Title of Class                         Amount Beneficially Owned                          Percent of Class
         --------------                         -------------------------                          ----------------
     General Partner Interest         Represents a 5% interest in the Registrant's profits               100%
                                      and distributions, until the Limited Partners have
                                      recovered their capital contributions plus a
                                      cumulative return of 12% per annum, compounded
                                      quarterly, on the unrecovered portion thereof.
                                      Thereafter, the General Partner will receive 15%
                                      interest in the Registrant's profits and distributions.

     Limited Partner Interest         177 units                                                          .03%

Item 13. Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                       Page No.
(a) 1. Financial Statements:

       Consolidated Balance Sheets as of December 31, 1995 and 1994         13
       Consolidated Statements of Operations for the Years Ended
         December 31, 1995, 1994 and 1993                                   14
       Consolidated Statements of Partners' Capital for the
         Years Ended December 31, 1995, 1994 and 1993                       15
       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1995, 1994 and 1993                                   16
       Notes to Consolidated Financial Statements                        17-31

    2. Financial Statement Schedule:

       Schedule II - Valuation and Qualifying Accounts and Reserves         37

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed for the year ended December 31, 1995.

(c)    Exhibits

       21.  Additional Exhibits

            a)  Balance Sheet of Phoenix Leasing Incorporated          E21 1-9

            b)  Listing of all subsidiaries of the Registrant:

                Phoenix   Black  Rock  Cable  J.V.,   a   California   general
                partnership and majority (81.22%) owned subsidiary.

       27.  Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHOENIX LEASING CASH DISTRIBUTION FUND III
                                                   (Registrant)

                                    BY:    PHOENIX LEASING INCORPORATED,
                                           A CALIFORNIA CORPORATION
                                           GENERAL PARTNER


         Date:  March 28, 1996      By:    /S/  GUS CONSTANTIN
                --------------             -------------------------
                                           Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                            Date
       ---------                       -----                            ----


/S/ GUS CONSTANTIN      President, Chief Executive Officer and a  March 28, 1996
----------------------- Director of Phoenix Leasing Incorporated  --------------
(Gus Constantin)        General Partner


/S/  PARITOSH K. CHOKSI Chief Financial Officer,                  March 28, 1996
----------------------- Senior Vice President                     --------------
(Paritosh K. Choksi)    and Treasurer of
                        Phoenix Leasing Incorporated
                        General Partner


/S/  BRYANT J. TONG     Senior Vice President, Financial          March 28, 1996
----------------------- Operations of                             --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Incorporated
                        General Partner


/S/  GARY W. MARTINEZ   Senior Vice President of                  March 28, 1996
----------------------- Phoenix Leasing Incorporated              --------------
(Gary W. Martinez)      General Partner


/S/ HOWARD SOLOVEI      Vice President, Finance                   March 28, 1996
----------------------- Assistant Treasurer and a                 --------------
(Howard Solovei)        Director of Phoenix Leasing Incorporated
                        General Partner


/S/  MICHAEL K. ULYATT  Partnership Controller                    March 28, 1996
----------------------- Phoenix Leasing Incorporated              --------------
                        General Partner

                                                                                                 Page 37 of 37

                                        PHOENIX LEASING CASH DISTRIBUTION FUND III,
                                      A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

                                                        SCHEDULE II
                                                  (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                     COLUMN B        COLUMN C       COLUMN D      COLUMN E     COLUMN F
           Classification                 Balance at      Charged to     Charged to    Deductions   Balance at
                                         Beginning of      Expense         Revenue                    End of
                                            Period                                                    Period
           --------------                ------------     ----------     ----------    ----------   ----------

    Year ended December 31, 1993
       Allowance for losses on accounts
         receivable                        $  398           $  269        $    0        $   74        $  593
       Allowance for early termination
         of financing leases                  141              120             0            33           228
       Allowance for losses on notes
         receivable                         6,393            1,404             0            16         7,781
                                           ------           ------        ------        ------        ------

         Totals                            $6,932           $1,793        $    0        $  123        $8,602
                                           ======           ======        ======        ======        ======


    Year ended December 31, 1994
       Allowance for losses on accounts
         receivable                        $  597(1)        $    6        $   32        $  179        $  392
       Allowance for early termination
         of financing leases                  228                0             0            99           129
       Allowance for losses on notes
         receivable                         7,781              576             0             0         8,357
                                           ------           ------        ------        ------        ------

         Totals                            $8,606           $  582        $   32        $  278        $8,878
                                           ======           ======        ======        ======        ======


    Year ended December 31, 1995
       Allowance for losses on accounts
         receivable                        $  392           $  183        $    0        $  512        $   63
       Allowance for early termination
         of financing leases                  129                0             0            48            81
       Allowance for losses on notes
         receivable                         8,357                0         2,428         2,049         3,880
                                           ------           ------        ------        ------        ------

         Totals                            $8,878           $  183        $2,428        $2,609        $4,024
                                           ======           ======        ======        ======        ======


(1)  Includes allowance for losses on accounts receivable of $4,000 for the Subsidiary which in prior years was not consolidated.