Form 10-Q
period 1996-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1996-05-14
CIK 822690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

  _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-16615
                                                -------


                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
                                   Registrant

         California                                     68-0062480
- ------------------------------              ------------------------------------
     State of Jurisdiction                   I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California           94901-5527
- --------------------------------------------------------------------------------
   Address of Principal Executive Offices                 Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                           --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                               Yes _X_       No ___

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          March 31, December 31,
                                                            1996        1995
                                                            ----        ----
ASSETS
Cash and cash equivalents                                  $  4,633    $  3,619

Accounts receivable (net of allowance for losses
  on accounts receivable of $57 and $63 at
  March 31, 1996 and December 31, 1995, respectively)           433         254

Notes receivable (net of allowance for losses on
  notes receivable of $1,845 and $3,880 at
  March 31, 1996 and December 31, 1995, respectively)         1,487      13,153

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $16,298 and
  $17,004 at March 31, 1996 and  December 31, 1995,
  respectively)                                                  73          79

Net investment in financing  leases (net of
  allowance for early  terminations of $0 and $81
  at March 31, 1996 and December 31, 1995, respectively)       --           227

Cable systems, property and equipment (net of
  accumulated depreciation of $138 and $548 at
  March 31, 1996 and December 31, 1995, respectively)        10,539       1,449

Cable subscriber lists (net of accumulated
  amortization of  $79 and $0 at March 31, 1996 and
  December 31, 1995, respectively)                            3,732        --

Investment in joint ventures                                    764         742

Capitalized acquisition fees (net of accumulated
  amortization of $8,208 and $7,994 at March 31,
  1996 and December 31, 1995, respectively)                      68         283

Other assets                                                    427         575
                                                           --------    --------
    Total Assets                                           $ 22,156    $ 20,381
                                                           ========    ========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

  Accounts payable and accrued expenses                    $  4,390    $  3,637

  Notes payable                                                 729         329

  Minority interest in subsidiary                               170         311
                                                           --------    --------
    Total Liabilities                                         5,289       4,277
                                                           --------    --------

Partners' Capital
  General Partner                                               (43)        (71)

  Limited Partners, 600,000 units authorized,
    528,151 units issued and 516,716 units
    outstanding at March 31, 1996 and
    December 31, 1995                                        16,502      15,618

  Unrealized gains on marketable securities
    available-for-sale                                          408         557
                                                           --------    --------
    Total Partners' Capital                                  16,867      16,104
                                                           --------    --------
    Total Liabilities and Partners' Capital                $ 22,156    $ 20,381
                                                           ========    ========


        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----
INCOME
  Rental income                                        $   406    $   612
  Gain on sale of cable system                           1,240       --
  Gain on sale of equipment                                  8        178
  Interest income, notes receivable                         49         98
  Cable subscriber revenue                                 666        169
  Other income                                             152         85
                                                       -------    -------

    Total Income                                         2,521      1,142
                                                       -------    -------

EXPENSES
  Depreciation and amortization                            764        394
  Lease related operating expenses                          48         69
  Program service, cable system                            183         44
  Management fees to General Partner and affiliate         182         80
  Reimbursed administrative costs to General Partner        45         95
  Provision for (recovery of) losses on receivables     (2,109)         1
  Legal expense                                            122        244
  General and administrative expenses                      211        140
                                                       -------    -------

    Total Expenses                                        (554)     1,067
                                                       -------    -------

NET INCOME BEFORE MINORITY INTEREST                      3,075         75

Minority interest in earnings of subsidiary               (209)        (5)
                                                       -------    -------

NET INCOME                                             $ 2,866    $    70
                                                       =======    =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                $  5.49    $   .13
                                                       =======    =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT             $  3.78    $  3.78
                                                       =======    =======

ALLOCATION OF NET INCOME:
    General Partner                                    $    29    $     1
    Limited Partners                                     2,837         69
                                                       -------    -------
                                                       $ 2,866    $    70
                                                       =======    =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                               1996        1995
                                                               ----        ----
Operating Activities:
  Net income                                                 $ 2,866   $    70
  Adjustments to reconcile net income to net
    cash provided  by operating activities:
      Depreciation and amortization                              764       394
      Gain on sale of cable system                            (1,240)     --
      Gain on sale of equipment                                   (8)     (178)
      Equity in earnings from joint ventures                     (55)      (33)
      Provision for (recovery of) losses on
        notes receivable                                      (2,035)     --
      Provision for (recovery of) early termination,
        financing leases                                         (81)     --
      Provision for losses on accounts receivable                  7         1
      Gain on sale of securities                                 (24)     --
      Decrease (increase) in accounts receivable                (208)      209
      Increase (decrease) in accounts payable and
        accrued expenses                                         240      (188)
      Decrease (increase) in other assets                         (1)       17
      Minority interest in earnings of subsidiary                209         5
      Other                                                      217      --
                                                             -------   -------

Net cash provided by operating activities                        651       297
                                                             -------   -------

Investing Activities:
  Principal payments, financing leases                          --         225
  Principal payments, notes receivable                           367       782
  Proceeds from sale of cable system                           2,611      --
  Proceeds from sale of equipment                                 26       311
  Proceeds from sale of securities                                24      --
  Distributions from joint ventures                               33       103
  Cable systems, property and equipment                          (59)      (23)
                                                             -------   -------

Net cash provided by investing activities                      3,002     1,398
                                                             -------   -------

Financing Activities:
  Payments of principal, notes payable                          (200)     --
  Distributions to partners                                   (1,954)   (1,954)
  Distributions to minority partners                            (485)      (24)
                                                             -------   -------

Net cash used by financing activities                         (2,639)   (1,978)
                                                             -------   -------

Increase (decrease) in cash and cash equivalents               1,014      (283)

Cash and cash equivalents, beginning of period                 3,619     4,636
                                                             -------   -------

Cash and cash equivalents, end of period                     $ 4,633   $ 4,353
                                                             =======   =======

Supplemental Cash Flow Information:
  Cash paid for interest expense                             $     6   $  --

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

        Non-Cash Investing Activities. The Partnership foreclosed upon two cable television systems during the three months ended March 31, 1996, as discussed in
Note 2 in the consolidated financial statements.


Note 2.    Summary of Significant Accounting Policies.

        Principles of consolidation. The 1996 financial statements include the accounts of Phoenix Leasing Cash Distribution Fund III and its majority owned subsidiaries, Phoenix Black Rock Cable J.V. (a California partnership) and Phoenix Grassroots Cable Systems, L.L.C. (a Delaware limited liability company) and its wholly owned subsidiary, Phoenix Concept Cablevision of Indiana, L.L.C. (a Delaware limited liability company). Hereinafter these entities are collectively referred to as "the Partnership". All significant intercompany accounts and transactions have been eliminated in consolidation.

        Sale of Cable Television System. On January 17, 1996, Phoenix Black Rock Cable J.V., a majority owned subsidiary of the Partnership, sold its cable television systems receiving net proceeds of approximately $2.6 million, recognizing a gain on sale of this cable system of $1,240,000.

        Foreclosures of Cable Television Systems. On February 2, 1996, Phoenix Leasing Cash Distribution Fund III and Phoenix Concept Cablevision of Indiana, L.L.C. entered into a Commercial Code Section 9505 Agreement (the "Agreement") with Concept Cablevision of Indiana, Inc., a cable television company that the Partnership had extended credit. Phoenix Concept Cablevision of Indiana, L.L.C. is a newly formed limited liability company and wholly owned subsidiary of Phoenix Leasing Cash Distribution Fund III. The closing date of the Agreement was February 2, 1996. This Agreement allowed the Partnership to foreclose upon the cable television system (the collateral for the note) of Concept Cablevision of Indiana, Inc. The Partnership's net carrying value for this outstanding note receivable was $4,321,098 at February 2, 1996, for which the Partnership had no related allowance. In addition, the Partnership is required to make a cash payment of $200,000, assume certain liabilities including a note payable of $600,000 and certain other miscellaneous accounts payable as specified in the agreement.

        The cable television system owned by Phoenix Concept Cablevision of Indiana, L.L.C. is located in the counties of Benton, Parke, Greene, Montgomery, Putnam, Boone, Hendricks, Clinton, Hamilton and Madison in the state of Indiana.

The cable television systems consist of headend equipment and 166 miles of plant passing approximately 9,449 homes with approximately 5,648 subscribers. The Subsidiary operates under non-exclusive franchise agreements with several of these counties and with communities located within these counties.

        On February 14, 1996, Phoenix Leasing Cash Distribution Fund III and Phoenix Grassroots Cable Systems, L.L.C. entered into a Settlement Agreement and Releases (the "Agreement") with Grassroots Cable Systems, Inc., a cable television company that the Partnership had extended credit. Phoenix Grassroots Cable Systems, L.L.C. is a newly formed limited liability company and majority owned (98.5%) subsidiary of Phoenix Leasing Cash Distribution Fund III. The closing date of the Agreement was February 14, 1996. This Agreement allowed the Partnership to foreclose upon the cable television system (the collateral for the note) of Grassroots Cable Systems, Inc. The Partnership's net carrying value for this outstanding note receivable was $9,014,483 at February 14, 1996, for which the Partnership had an allowance for losses on notes of $2,035,301. In addition, the Partnership assumed certain liabilities and miscellaneous payables as specified in the agreement.

        The cable television system owned by Phoenix Grassroots Cable Systems, L.L.C. is located in the counties of Franklin, Hancock, Kennebec, Knox, Oxford and Penobscot in the state of Maine and the counties of Carroll, Coos, Grafton, Merrimack, Strafford and Sullivan in the State of New Hampshire. The cable television systems consist of headend equipment and 676 miles of plant passing approximately 12,429 homes with approximately 7,197 subscribers. The Subsidiary operates under non-exclusive franchise agreements with several of these counties and with communities located within these counties.

        Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of these systems.

Note 3.    Reclassification.

        Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 4.    Income Taxes.

        Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 5.    Notes Receivable.

        Impaired Notes Receivable. At March 31, 1996, the recorded investment in notes that are considered to be impaired under Statement 114 was $2,596,000 for which the related allowance for losses is $1,584,000. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $2,596,000.

        The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:
                                             1996              1995
                                             ----              ----
                                             (Amounts in Thousands)

          Beginning balance                $ 3,880           $ 8,357
             Provision for losses           (2,035)             --
             Write downs                      --                 (14)
                                           -------           -------
          Ending balance                   $ 1,845           $ 8,343
                                           =======           =======

Note 6.    Net Income (Loss) and Distributions Per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,716 for the three months ended March 31, 1996 and 1995. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 7.    Investment in Joint Ventures.

Equipment Joint Ventures

        The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)
                                                           Three Months Ended
                                                                March 31,
                                                          1996             1995
                                                          ----             ----
INCOME
Rental income                                           $  605            $  823
Gain on sale of equipment                                  248               516
Other income                                                40                55
                                                        ------            ------
        Total income                                       893             1,394
                                                        ------            ------

EXPENSES
Depreciation                                                89               345
Lease related  operating expenses                          443               658
Management fees to General Partner                          31                64
General and administrative expenses                          3                 3
                                                        ------            ------
        Total expenses                                     566             1,070
                                                        ------            ------
Net income                                              $  327            $  324
                                                        ======            ======

Foreclosed Cable Systems Joint Ventures

        The aggregate combined statements of operations of the foreclosed cable systems joint ventures is presented below:
                                  COMBINED STATEMENTS OF OPERATIONS
                                       (Amounts in Thousands)
                                                             Three Months Ended
                                                                  March 31,
                                                              1996         1995
                                                              ----         ----
INCOME
Subscriber revenue                                           $ 239        $ 266
Other income                                                     8            3
                                                             -----        -----
        Total income                                           247          269
                                                             -----        -----

EXPENSES
Depreciation and amortization                                   80           84
Program services                                                83           84
Management fees to an affiliate of the General Partner          19           12
General and administrative expenses                             90           97
Provision for losses on accounts receivable                      2            2
                                                             -----        -----
        Total expenses                                         274          279
                                                             -----        -----
Net loss before income taxes                                   (27)         (10)

Income tax expense                                              (2)          (1)
                                                             -----        -----
Net loss                                                     $ (29)       $ (11)
                                                             =====        =====

Note 8.  Pro Forma Information.

        On February 2, 1996,  the  Partnership  entered into a  Commercial  Code
Section 9505 Agreement with Concept Cablevision of Indian, Inc., a cable television company that the Partnership had extended credit. As a result of this agreement, Phoenix Concept Cablevision of Indiana, L.L.C., a limited liability company and wholly owned subsidiary of the Partnership, was formed.

        On February 14, 1996, the Partnership, along with two other affiliated partnerships managed by the General Partner, entered into a Settlement Agreement and Releases with Grassroots Cable Systems, Inc., a cable television company that the Partnership had extended credit. As a result of this agreement, Phoenix Grassroots Cable Systems, L.L.C., a limited liability company and majority owned subsidiary of the Partnership, was formed.

        A summary of the unaudited pro forma consolidated results of operations of the Partnership for the year ended December 31, 1995, as if these cable television systems had been acquired at the beginning of the year, is as follows:

                                                (Amounts in thousands except
                                                    For Per Unit Amounts)

               Cable subscriber revenue                    $5,322
               Total income                                 9,765

      Depreciation and amortization                        2,699
      Program service, cable systems                       2,263
      General and administrative expenses                  1,719
      Total expenses                                       6,178

      Net income before minority interest                  3,587
      Minority interest in earnings of subsidiary             20
      Net income                                           3,567

      Net income per limited partnership unit              $6.83

        These pro forma results reflect certain adjustments which, among other things, include an increase in operating revenues from cable subscribers, increases in operating expenses of cable systems, depreciation and amortization of tangible and intangible assets and adjustments of interest expense on outstanding debt.

        The above pro forma consolidated statement should not necessarily be considered as indicative of the results that would have occurred had the acquisitions been made at the beginning of the year and their operations consolidated for the twelve month period.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

        Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiaries (the Partnership) reported net income of $2,866,000 for the three months ended March 31, 1996, as compared to net income of $70,000 for the same period in 1995. The $2,796,000 increase in net income during the three months ended March 31, 1996, as compared to the same period in 1995, is primarily attributable to the recognition of $2,109,000, as income, of a portion of the allowance for loan losses and the recognition of a gain of $1,240,000 on the sale of a cable system.

        During the three months ended March 31, 1996, Phoenix Black Rock Cable J.V., a wholly owned subsidiary of Phoenix Leasing Cash Distribution Fund III, sold its cable television system for $2.6 million in cash. As a result of this sale, the Partnership recognized a gain on sale of $1,240,000.

         During the three months ended March 31, 1996, the Partnership entered into agreements with two cable television system operators to transfer all of the assets of the cable television systems in satisfaction of defaulted notes receivable from these cable television system operators. The assets of these cable television systems were transferred to newly formed limited liability companies that are majority owned by the Partnership. The assets received through foreclosure generally consists of headend equipment, cable plant, franchise agreements, subscriber lists, leased property, land, tools, vehicles and miscellaneous other assets. The Partnership plans to continue the operations of the cable television company received through foreclosure. For further information please see the notes to the financial statements.

        Upon the transfer of these two cable television systems, the Partnership reduced its allowance for loan losses by $2,109,000 during the three months ended March 31, 1996. This reduction in the allowance for loan losses was recognized as income during the period.

        Total revenues increased by $1,379,000 during the three months ended March 31, 1996, when compared to the same period in 1995. This decrease is primarily the result of a gain on the sale of a cable system of $1,240,000 and an increase in cable subscriber revenues of $497,000. Cable subscriber revenues increased due to the addition of two new cable systems that were transferred to the Partnership in satisfaction of two defaulted notes receivable from cable television system operators.

        Partially offsetting these increases was a decrease of $206,000 in rental income and a decreased gain on the sale of equipment of $170,000. Rental income declined primarily as the result of a decrease in the amount of equipment owned by the Partnership. At March 31, 1996, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $18.9 million, as compared to $42.2 million at March 31, 1995.

         The decreased gain on sale of equipment for the three months ended March 31, 1996, when compared to the same period in 1995, is attributable to a decrease in equipment sales activity which is reflected in the decrease in sales proceeds. During the three months ended March 31, 1996, the Partnership sold equipment with an aggregate original cost of $1.5 million as compared to $6.4 million during the same period in 1995.

        Total expenses decreased by $1,621,000 for the three months ended March 31, 1996, as compared to the same period in 1995. The decrease in total expenses for the period is primarily due to an adjustment to the allowance for loan losses of $2,109,000. Partially offsetting the adjustment to the allowance for loan loses was an increase in depreciation and amortization of $370,000. The increase in depreciation and amortization expense, as well as the increases in program service and general and administrative expenses is attributable to the Partnership owning and operating two new cable television systems during the three months ended March 31, 1996, as previously discussed.

        The Partnership has also foreclosed upon the collateral of several notes receivable to certain cable television system operators. As a result, the Partnership has an ownership interest in the operating cable television systems organized as joint ventures. The Partnership's equity interest in the earnings from the foreclosed cable system joint ventures was minimal during the three months ended March 31, 1996 and 1995.

Liquidity and Capital Resources

        The Partnership's primary source of liquidity comes from cable subscriber revenues and from its contractual obligations with lessees and borrowers for fixed payment terms. As the initial lease terms of the leases expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting contractual amounts and releasing and selling the Partnership's equipment as it comes off lease. As another source of liquidity, the Partnership has investments in joint ventures.

        The net cash generated by operating activities was $651,000 during the three months ended March 31, 1996, as compared to $297,000 during the same period in 1995. This increase is primarily due to an increase in cable subscriber revenues.

        Proceeds from the sale of cable system is related to the sale of a cable system owned by Phoenix Black Rock Cable J.V., a majority owned subsidiary of the Partnership. This cable system was sold on January 17, 1996.

        During the three months ended March 31, 1996, the Partnership reported decreases in principal payments from financing leases and notes receivable. These decreases are reflective of the decrease in the net investment in financing leases and the decrease in notes receivable, as reported on the balance sheet at March 31, 1996.

        As of March 31, 1996, the Partnership owned equipment held for lease with an aggregate original cost of $3,615,000 and a net book value of $10,000, compared to $17,069,000 and $141,000, respectively, as of March 31, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

        The cash distributed to limited partners during both the three months ended March 31, 1996 and 1995 was $1,954,000 and $1,954,000, respectively. As a result, the cumulative cash distributions to the limited partners are $98,179,000 and $90,428,000 as of March 31, 1996 and 1995, respectively. The
General Partner did not receive cash distributions during the three months ended March 31, 1996 and 1995. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account.

        The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from Partnership leasing operations will also decline. As the cash generated by operations continues to decline, the rate of cash distributions made to limited partners will also decline. The Partnership has switched to an annual distribution plan with the next distribution expected to be made on January 15, 1997.

        Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses and to provide for distributions to partners.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 March 31, 1996

                           Part II. Other Information.
                                    ------------------


Item 1.    Legal Proceedings.  Inapplicable

Item 2.    Changes in Securities.  Inapplicable

Item 3.    Defaults Upon Senior Securities.  Inapplicable

Item 4.    Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.    Other Information.  Inapplicable

Item 6.    Exhibits and Reports on 8-K:

           a)  Exhibits:

               (27)     Financial Data Schedule

           b)  Reports on 8-K:

               One report, dated February 2, 1996, on Form 8-K was filed during the quarter ending March 31, 1996, pursuant to Item 2 and Item 7 of that form. No financial statements were filed as part of that report.

               One report, dated February 14, 1996, on Form 8-K was filed during the quarter ending March 31, 1996, pursuant to Item 2 and Item 7 of that form. No financial statements were filed as part of that report.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PHOENIX LEASING CASH DISTRIBUTION FUND III,
                                         A CALIFORNIA LIMITED PARTNERSHIP
                                                    (Registrant)

         Date                      Title                      Signature
         ----                      -----                      ---------



May 13, 1996                Chief Financial Officer,      /S/ PARITOSH K. CHOKSI
- --------------------------  Senior Vice President         ----------------------
                            and Treasurer of              (Paritosh K. Choksi)
                            Phoenix Leasing Incorporated
                            General Partner



May 13, 1996                Senior Vice President,        /S/ BRYANT J. TONG
- --------------------------  Financial Operations          ----------------------
                           (Principal Accounting Officer) (Bryant J. Tong)
                            Phoenix Leasing Incorporated
                            General Partner



May 13, 1996                Senior Vice President of      /S/ GARY W. MARTINEZ
- --------------------------  Phoenix Leasing Incorporated  ----------------------
                            General Partner               (Gary W. Martinez)


May 13, 1996                Partnership Controller        /S/ MICHAEL K. ULYATT
- --------------------------  Phoenix Leasing Incorporated  ---------------------
                            General Partner               (Michael K. Ulyatt)