Form 10-Q
period 1996-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1996-08-13
CIK 822690

Page 1 of 12


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- ----- OF 1934

                  For the quarterly period ended June 30, 1996

                                                 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----- EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-16615
                                                -------


                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
                                   Registrant

         California                                      68-0062480
- ------------------------------                ----------------------------------
    State of Jurisdiction                     I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California            94901-5527
- --------------------------------------------------------------------------------
   Address of Principal Executive Offices                 Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                            -------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                               Yes __X__       No _____

                                                                    Page 2 of 12
                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         June 30,   December 31,
                                                           1996         1995
                                                           ----         ----
ASSETS
Cash and cash equivalents                                $  4,859      $  3,619

Accounts receivable (net of allowance for
  losses on accounts receivable of $57
  and $63 at June 30, 1996 and December 31,
  1995, respectively)                                         309           254

Notes receivable (net of allowance for losses
  on notes receivable of $1,845 and $3,880 at
  June 30, 1996 and December 31, 1995, respectively)        1,286        13,153

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $14,191
  and $17,004 at June 30, 1996 and December 31,
  1995, respectively)                                          15            79

Net investment in financing  leases (net of
  allowance for early  terminations of $0 and $81
  at June 30, 1996 and December 31, 1995, respectively)      --             227

Cable systems, property and equipment (net of
  accumulated depreciation of $344 and $548 at
  June 30, 1996 and December 31, 1995, respectively)       10,199         1,449

Cable subscriber lists (net of accumulated
  amortization of  $198 and $0 at June 30, 1996
  and December 31, 1995, respectively)                      3,613          --

Investment in joint ventures                                  756           742

Capitalized acquisition fees (net of accumulated
  amortization of $8,237 and $7,994 at June 30,
  1996 and December 31, 1995, respectively)                    39           283

Other assets                                                  357           575

                                                         --------      --------
    Total Assets                                         $ 21,433      $ 20,381
                                                         ========      ========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

  Accounts payable and accrued expenses                  $  4,322      $  3,637

  Notes payable                                              --             329

  Minority interest in subsidiary                             143           311

                                                         --------      --------
   Total Liabilities                                        4,465         4,277
                                                         --------      --------

Partners' Capital
  General Partner                                             (41)          (71)

  Limited Partners, 600,000 units authorized,
    528,151 units issued and 516,716 units
    outstanding at June 30, 1996 and December 31,
    1995                                                   16,672        15,618

  Unrealized gains on available-for-sale securities           337           557

                                                         --------      --------
    Total Partners' Capital                                16,968        16,104
                                                         --------      --------
    Total Liabilities and Partners' Capital              $ 21,433      $ 20,381
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
                                   (Unaudited)

                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
INCOME
  Rental income                        $   175    $   400    $   588    $ 1,189
  Gain (adjustment to gain) on sale
    of cable system                        (37)      --        1,203       --
  Cable subscriber revenue               1,066        174      1,732        343
  Interest income, notes receivable         13        604         63        702
  Equity in earnings from joint
    ventures, net                           73         96        128        129
  Other income                             109        187        206        239
                                       -------    -------    -------    -------
    Total Income                         1,399      1,461      3,920      2,602
                                       -------    -------    -------    -------

EXPENSES
  Depreciation and amortization            410        349      1,174        744
  Lease related operating expenses          24         81         72        150
  Program service, cable system            328         43        511         86
  Management fees to General Partner
    and affiliate                           64        270        246        350
  Reimbursed administrative costs
    to General Partner                      42         80         87        181
  Provision for (recovery of) losses
    on receivables                          11     (1,848)    (2,099)    (1,846)
  Legal expense                             78        139        200        383
  General and administrative expenses      276        125        488        258
                                       -------    -------    -------    -------
    Total Expenses                       1,233       (761)       679        306
                                       -------    -------    -------    -------

NET INCOME BEFORE MINORITY INTEREST        166      2,222      3,241      2,296

Minority interest in losses (earnings)
    of subsidiary                            5         (7)      (203)       (12)
                                       -------    -------    -------    -------

NET INCOME                             $   171    $ 2,215    $ 3,038    $ 2,284
                                       =======    =======    =======    =======


NET INCOME PER LIMITED
PARTNERSHIP UNIT                       $   .33    $  4.25    $  5.82    $  4.38
                                       =======    =======    =======    =======

DISTRIBUTIONS PER LIMITED
PARTNERSHIP UNIT                       $  --      $  3.70    $  3.78    $  7.48
                                       =======    =======    =======    =======

ALLOCATION OF NET INCOME:
    General Partner                    $     1    $    22    $    31    $    23
    Limited Partners                       170      2,193      3,007      2,261
                                       -------    -------    -------    -------
                                       $   171    $ 2,215    $ 3,038    $ 2,284
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
                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                             1996         1995
                                                             ----         ----
Operating Activities:
  Net income                                               $ 3,038      $ 2,284
  Adjustments to reconcile net income to net
    cash provided  by operating activities:
      Depreciation and amortization                          1,174          744
      Gain on sale of cable system                          (1,203)        --
      Gain on sale of equipment                                (36)        (151)
      Equity in earnings from joint ventures, net             (128)        (129)
      Recovery of  losses on notes receivable               (2,035)      (2,000)
      Provision for losses on accounts receivable               17          154
      Recovery of early termination, financing leases          (81)        --
      Gain on sale of securities                               (24)        --
      Decrease (increase) in accounts receivable              (131)         338
      Increase (decrease) in accounts payable and
        accrued expenses                                       170         (545)
      Decrease (increase) in other assets                       (2)          32
      Minority interest in earnings of subsidiary              203           12
       Other                                                   218         --
                                                           -------      -------

      Net cash provided by operating activities              1,180          739
                                                           -------      -------

Investing Activities:
  Principal payments, financing leases                        --            535
  Principal payments, notes receivable                         566        6,579
  Proceeds from sale of cable system                         2,611         --
  Proceeds from sale of equipment                               57          485
  Proceeds from sale of securities                              24         --
  Distributions from joint ventures                            114          205
  Cable systems, property and equipment                       (124)         (32)
                                                           -------      -------

Net cash provided by investing activities                    3,248        7,772
                                                           -------      -------

Financing Activities:
  Payments of principal, notes payable                        (729)        --
  Distributions to partners                                 (1,954)      (3,865)
  Distributions to minority partners                          (505)         (24)
                                                           -------      -------

Net cash used by financing activities                       (3,188)      (3,889)
                                                           -------      -------

Increase in cash and cash equivalents                        1,240        4,622

Cash and cash equivalents, beginning of period               3,619        4,636
                                                           -------      -------

Cash and cash equivalents, end of period                   $ 4,859      $ 9,258
                                                           =======      =======

Supplemental Cash Flow Information:
  Cash paid for interest expense                           $    26      $  --

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

        Non-Cash Investing Activities. The Partnership foreclosed upon two cable television systems during the six months ended June 30, 1996, as discussed in
Note 2 in the consolidated financial statements.


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

        Sale of Cable Television System. On January 17, 1996, Phoenix Black Rock Cable J.V., a majority owned subsidiary of the Partnership, sold its cable television systems receiving net proceeds of approximately $2.6 million, recognizing a gain on sale of this cable system of $1,203,000.

        Foreclosures of Cable Television Systems. On February 2, 1996, Phoenix Leasing Cash Distribution Fund III and Phoenix Concept Cablevision of Indiana, L.L.C. entered into a Commercial Code Section 9505 Agreement (the "Agreement") with Concept Cablevision of Indiana, Inc., a cable television company that the Partnership had extended credit. Phoenix Concept Cablevision of Indiana, L.L.C. is a newly formed limited liability company and wholly owned subsidiary of Phoenix Leasing Cash Distribution Fund III. The closing date of the Agreement was February 2, 1996. This Agreement allowed the Partnership to foreclose upon the cable television system (the collateral for the note) of Concept Cablevision of Indiana, Inc. The Partnership's net carrying value for this outstanding note receivable was $4,321,000 at February 2, 1996, for which the Partnership had no related allowance. In addition, the Partnership is required to make a cash payment of $200,000, assume certain liabilities including a note payable of $600,000 and certain other miscellaneous accounts payable as specified in the agreement.

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

        On February 14, 1996, Phoenix Leasing Cash Distribution Fund III and Phoenix Grassroots Cable Systems, L.L.C. entered into a Settlement Agreement and Releases (the "Agreement") with Grassroots Cable Systems, Inc., a cable television company that the Partnership had extended credit. Phoenix Grassroots Cable Systems, L.L.C. is a newly formed limited liability company and majority owned (98.5%) subsidiary of Phoenix Leasing Cash Distribution Fund III. The closing date of the Agreement was February 14, 1996. This Agreement allowed the Partnership to foreclose upon the cable television system (the collateral for the note) of Grassroots Cable Systems, Inc. The Partnership's net carrying value for this outstanding note receivable was $9,014,000 at February 14, 1996, for which the Partnership had an allowance for losses on notes of $2,035,000. In addition, the Partnership assumed certain liabilities and miscellaneous payables as specified in the agreement.

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

        Phoenix Cable Management Inc.(PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of these systems.

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

Note 5. Notes Receivable.

        Impaired Notes Receivable. At June 30, 1996, the recorded investment in notes that are considered to be impaired under Statement 114 was $2,396,000 for which the related allowance for losses is $1,584,000. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $2,496,000.

        The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                            1996          1995
                                                            ----          ----
                                                          (Amounts in Thousands)

        Beginning balance                                 $ 3,880      $  8,357
           Provision for losses                            (2,035)       (2,000)
           Write downs                                        -          (1,952)
                                                          -------      --------
        Ending balance                                    $ 1,845      $  4,405
                                                          =======      ========

Note 6. Net Income (Loss) and Distributions Per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,716 for the six months ended June 30, 1996 and 1995. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 7. Investment in Joint Ventures.

Equipment Joint Ventures
- ------------------------

        The aggregate combined statements of operations of the equipment joint ventures are presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended    Six Months Ended
                                              June 30,              June 30,
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
INCOME
Rental income                            $  665     $1,132     $1,270     $1,955
Gain on sale of equipment                   295        289        543        805
Other income                                 34         51         74        105
                                         ------     ------     ------     ------

        Total income                        994      1,472      1,887      2,865
                                         ------     ------     ------     ------
EXPENSES
Depreciation                                 84        112        173        458
Lease related  operating expenses           400        758        843      1,416
Management fees to General Partner           36         64         67        128
General and administrative expenses           2          4          5          6
                                         ------     ------     ------     ------

        Total expenses                      522        938      1,088      2,008
                                         ------     ------     ------     ------

Net income                               $  472     $  534     $  799     $  857
                                         ======     ======     ======     ======

Foreclosed Cable Systems Joint Ventures
- ---------------------------------------

        The aggregate combined statements of operations of the foreclosed cable systems joint ventures are presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                          1996       1995      1996       1995
                                          ----       ----      ----       ----
INCOME
Subscriber revenue                        $ 260      $ 262     $ 499      $ 528
Gain on sale of cable system                 10       --          10       --
Other income                                  7          2        15          5
                                          -----      -----     -----      -----

        Total income                        277        264       524        533
                                          -----      -----     -----      -----
EXPENSES
Depreciation and amortization                81         77       160        160
Program services                             90         74       173        157
Management fees to an affiliate of the
  General Partner                            12         12        31         24
General and administrative expenses          79         67       174        149
Provision for losses on accounts
  receivable                                  2          2         5          5
                                          -----      -----     -----      -----

        Total expenses                      264        232       543        495
                                          -----      -----     -----      -----

Net income (loss) before income taxes        13         32       (19)        38

Income tax benefit (expense)                 (3)         8      --           (8)
                                          -----      -----     -----      -----

Net income (loss)                         $  10      $  40     $ (19)     $  30
                                          =====      =====     =====      =====

Note 8.  Pro Forma Information.

        On February 2, 1996,  the  Partnership  entered into a  Commercial  Code
Section 9505 Agreement with Concept Cablevision of Indiana, Inc., a cable television company that the Partnership had extended credit. As a result of this agreement, Phoenix Concept Cablevision of Indiana, L.L.C., a limited liability company and wholly owned subsidiary of the Partnership, was formed.

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

                                                   (Amounts in Thousands Except
                                                       for Per Unit Amounts)

          Cable subscriber revenue                             $5,322
          Total income                                          9,765

          Depreciation and amortization                         2,699
          Program service, cable systems                        2,263
          General and administrative expenses                   1,719
          Total expenses                                        6,178

          Net income before minority interest                   3,587
          Minority interest in earnings of subsidiary              20
          Net income                                            3,567

          Net income per limited partnership unit              $ 6.83

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

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiaries (the Partnership) reported net income of $171,000 and $3,038,000 for the three and six months ended June 30, 1996, respectively, as compared to net income of $2,215,000 and $2,284,000 for the same periods in 1995. The decrease in net income during the three months ended June 30, 1996, as compared to the same period in 1995, is primarily attributable to an increase in provision for losses on receivables and a decline in rental income. In contrast, the increase in net income for the six months ended June 30, 1996, as compared to the prior year, is due to a gain on the sale of a cable system, as well as an increase in subscriber revenue.

        During the six months ended June 30, 1996, Phoenix Black Rock Cable J.V., a wholly owned subsidiary of Phoenix Leasing Cash Distribution Fund III, sold its cable television system for $2.6 million in cash. As a result of this sale, the Partnership recognized a gain on sale of $1,203,000.

        During the six months ended June 30, 1996, the Partnership entered into agreements with two cable television system operators to transfer all of the assets of the cable television systems in satisfaction of defaulted notes receivable from these cable television system operators. The assets of these cable television systems were transferred to newly formed limited liability companies that are majority owned by the Partnership. The assets received through foreclosure generally consists of headend equipment, cable plant, franchise agreements, subscriber lists, leased property, land, tools, vehicles and miscellaneous other assets. The Partnership plans to continue the operations of the cable television company received through foreclosure. For further information please see the notes to the financial statements. The Partnership reduced its allowance for loan losses by $2,035,000 during the six months ended June 30, 1996 as a result of the transfer of one of the cable systems. This reduction in the allowance for loan losses was recognized as income during the period.

        Total revenues had a slight decrease of $62,000 for the three months ended June 30, 1996, when compared to the same period in 1995. This decrease is due to a decline in all revenue items with the exception of cable subscriber revenue. In contrast, total revenues increased by $1,318,000 for the six months ended June 30, 1996, compared to the same period in 1995. The increase in total revenues experienced during the six months ended June 30, 1996 is attributable to a gain on the sale of a cable system of $1,203,000 and an increase in cable subscriber revenues of $1,389,000. Cable subscriber revenues increased due to the addition of two new cable systems that were transferred to the Partnership in satisfaction of two defaulted notes receivable from cable television system operators.

        The decline in total revenues for the three months ended June 30, 1996 is primarily a result of a decrease in interest income from notes receivable of $591,000 and rental income of $225,000, compared to the same period in 1995. Interest income from notes receivable and rental income also experienced a decline of $639,000 and $601,000, respectively, during the six months ended June 30, 1996 as compared to the same period in 1995. During the three months ended June 30, 1995, the Partnership recognized interest income from the receipt of a final payoff from one of its notes receivable which was considered to be impaired. This payoff caused interest income from notes receivable to be higher than expected during the three and six months ended June 30, 1995. There have been no payoffs from impaired notes receivable during 1996.

        The reduction in rental income experienced for both the three and six months ended June 30, 1996 is primarily the result of a decrease in the amount of equipment owned by the Partnership. At June 30, 1996, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $16.4 million, as compared to $33.3 million at June 30, 1995.

        Total expenses increased by $1,994,000 and $373,000 for both the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase in total expenses during the three months ended June 30, 1996, compared to 1995, is primarily due to the absence of a recovery of losses on receivables as experienced during the three months ended June 30, 1995. During the quarter ended June 30, 1995, the Partnership received a settlement payment of $2.7 million on a defaulted note receivable from a cable television system operator. The Partnership had provided a loan loss reserve in the amount equal to the net carrying value of this note in a prior year. Upon recovery of a portion of this defaulted note receivable, the Partnership reduced the allowance for loan losses by $2 million during the quarter ended June 30, 1995. This reduction in the allowance (recovery of) for loan losses was recognized as income during three and six months ended June 30, 1995.

        The increase in total expenses for the six months ended June 30, 1996, as compared to the prior year, is primarily the result of an increase in depreciation and amortization expense, as well as program service and general and administrative expenses. These expenses also increased for the three months ended June 30, 1996. Depreciation and amortization increased by $61,000 for the three months ended June 30, 1996 as compared to the same period in 1995 and increased by $430,000 for the six months ended June 30, 1996 as compared to the same period in 1995; program service increased by $285,000 and $425,000, respectively; general and administrative expenses increased by $151,000 and $230,000, respectively. These increases are attributable to the Partnership owning and operating two new cable television systems during the three and six months ended June 30, 1996, as previously discussed.

        The Partnership has also foreclosed upon the collateral of several notes receivable to certain cable television system operators. As a result, the Partnership has an ownership interest in the operating cable television systems organized as joint ventures. The Partnership's equity interest in the earnings from the foreclosed cable system joint ventures was minimal during the three and six months ended June 30, 1996 and 1995.

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

        The net cash generated by operating activities was $1,180,000 during the six months ended June 30, 1996, as compared to $739,000 during the same period in 1995. This increase is primarily due to an increase in cable subscriber revenues.

        Proceeds from the sale of cable system is related to the sale of a cable system owned by Phoenix Black Rock Cable J.V., a majority owned subsidiary of the Partnership. This cable system was sold on January 17, 1996.

        Proceeds from the sale of equipment declined by $428,000 as a result of a reduction in the amount of equipment sold during the six months ended June 30, 1996, as compared to 1995. During 1996, the Partnership sold equipment with an aggregate original cost of $4.1 million, as compared to $15.3 million of equipment sold during the same period in 1995.

        During the six months ended June 30, 1996, the Partnership reported decreases in principal payments from financing leases and notes receivable of $535,000 and $6,013,000, respectively, as compared to the prior year. These decreases are reflective of the decrease in the net investment in financing leases and the decrease in notes receivable, as reported on the balance sheet at June 30, 1996.

        As of June 30, 1996, the Partnership owned equipment held for lease with an aggregate original cost of $3,653,000 and a net book value of $1,000, compared to $11,365,000 and $93,000, respectively, as of June 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

        The cash  distributed  to limited  partners  during the six months ended
June 30,  1996 and 1995  were  $1,954,000  and  $3,865,000,  respectively.  As a result, the cumulative cash distributions to the limited partners are $98,179,000 and $92,340,000 as of June 30, 1996 and 1995, respectively. The
General Partner did not receive cash distributions during the six months ended June 30, 1996 and 1995. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account.

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

                                  June 30, 1996

                           Part II. Other Information.
                                    ------------------


Item 1. Legal Proceedings.  Inapplicable

Item 2. Changes in Securities.  Inapplicable

Item 3. Defaults Upon Senior Securities.  Inapplicable

Item 4. Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5. Other Information.  Inapplicable

Item 6. Exhibits and Reports on 8-K:

           a)  Exhibits:

               (27) Financial Data Schedule

           b)  Reports on 8-K:

               One report, dated February 2, 1996, on Form 8-K/A was filed during the quarter ending June 30, 1996, pursuant to Item 2 and Item 7 of that form. No financial statements were filed as part of that report.

               One report, dated February 14, 1996, on Form 8-K/A was filed during the quarter ending June 30, 1996, pursuant to Item 2 and Item 7 of that form. No financial statements were filed as part of that report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PHOENIX LEASING CASH DISTRIBUTION FUND III,
                               -------------------------------------------
                                    A CALIFORNIA LIMITED PARTNERSHIP
                                    --------------------------------
                                             (Registrant)


      Date                   Title                              Signature
      ----                   -----                              ---------


August 13, 1996      Chief Financial Officer,             /S/ PARITOSH K. CHOKSI
- ---------------      Senior Vice President                ----------------------
                     and Treasurer of                     (Paritosh K. Choksi)
                     Phoenix Leasing Incorporated
                     General Partner


August 13, 1996      Senior Vice President,               /S/ BRYANT J. TONG
- ---------------      Financial Operations                 ----------------------
                     (Principal Accounting Officer)       (Bryant J. Tong)
                     Phoenix Leasing Incorporated
                     General Partner


August 13, 1996      Partnership Controller               /S/ MICHAEL K. ULYATT
- ---------------      Phoenix Leasing Incorporated         ----------------------
                     General Partner                      (Michael K. Ulyatt)