Form 10-Q
period 1996-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1996-11-13
CIK 822690

Page 1 of 14


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-16615
                                                -------


                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

     California                                          68-0062480
---------------------                         ----------------------------------
State of Jurisdiction                         I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California               94901-5527
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

                                 Yes _X_ No ___

                                                                    Page 2 of 14
                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                    September 30,  December 31,
                                                         1996          1995
                                                         ----          ----
ASSETS
Cash and cash equivalents                             $ 14,605       $  3,619

Accounts receivable (net of allowance
  for losses on accounts receivable of $83
  and $63 at September 30, 1996 and
  December 31, 1995, respectively)                         375            254

Notes receivable (net of allowance for losses
  on notes receivable of $679 and $3,880 at
  September 30, 1996 and December 31, 1995,
  respectively)                                            417         13,153

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $13,967
  and $17,004 at September 30, 1996 and
  December 31, 1995, respectively)                           4             79

Net investment in financing  leases (net of
  allowance for early  terminations of $0 and
  $81 at September 30, 1996 and December 31,
  1995, respectively)                                     --              227

Cable systems, property and equipment (net of
  accumulated depreciation of $174 and $548 at
  September 30, 1996 and December 31, 1995,
  respectively)                                          3,217          1,449

Cable subscriber lists (net of accumulated
  amortization of  $138 and $0 at September 30,
  1996 and December 31, 1995, respectively)              1,515           --

Investment in joint ventures                               782            742

Capitalized acquisition fees (net of accumulated
  amortization of $8,272 and $7,994 at
  September 30, 1996 and December 31, 1995,
  respectively)                                              4            283

Other assets                                                22            575
                                                      --------       --------
    Total Assets                                      $ 20,941       $ 20,381
                                                      ========       ========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities

  Accounts payable and accrued expenses               $  3,688       $  3,637

  Notes payable                                           --              329

  Minority interest in subsidiary                           19            311
                                                      --------       --------
    Total Liabilities                                    3,707          4,277
                                                      --------       --------

Partners' Capital
  General Partner                                          (35)           (71)

  Limited Partners, 600,000 units authorized,
    528,151 units issued and 516,716 units
    outstanding at September 30, 1996 and
    December 31, 1995                                   17,269         15,618

  Unrealized gains on available-for-sale securities       --              557
                                                      --------       --------
    Total Partners' Capital                             17,234         16,104
                                                      --------       --------
    Total Liabilities and Partners' Capital           $ 20,941       $ 20,381
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
                                   (Unaudited)

                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
INCOME
  Rental income                        $   197    $   469    $   785    $ 1,657
  Gain on sale of cable systems            333       --        1,535       --
  Cable subscriber revenue                 977        166      2,709        509
  Interest income, notes receivable         11         71         73        773
  Equity in earnings from joint
    ventures, net                           68         75        196        204
  Other income                             224        153        431        393
                                       -------    -------    -------    -------
    Total Income                         1,810        934      5,729      3,536
                                       -------    -------    -------    -------

EXPENSES
  Depreciation and amortization            308        228      1,482        971
  Lease related operating expenses          10         64         82        214
  Program service, cable system            270         48        781        135
  Management fees to General Partner
    and affiliate                          410         68        655        418
  Reimbursed administrative costs
    to General Partner                      42         74        130        255
  Provision for (recovery of) losses
    on receivables                        (124)        27     (2,223)    (1,819)
  Legal expense                             22        128        222        511
  General and administrative expenses      267        100        754        358
                                       -------    -------    -------    -------
    Total Expenses                       1,205        737      1,883      1,043
                                       -------    -------    -------    -------

NET INCOME BEFORE MINORITY INTEREST        605        197      3,846      2,493

Minority interest in earnings of
  subsidiary                                (2)        (6)      (205)       (18)
                                       -------    -------    -------    -------

NET INCOME                             $   603    $   191    $ 3,641    $ 2,475
                                       =======    =======    =======    =======


NET INCOME PER LIMITED
PARTNERSHIP UNIT                       $  1.16    $   .36    $  6.98    $  4.74
                                       =======    =======    =======    =======

DISTRIBUTIONS PER LIMITED
PARTNERSHIP UNIT                       $  --      $  3.74    $  3.78    $ 11.22
                                       =======    =======    =======    =======

ALLOCATION OF NET INCOME:
    General Partner                    $     6    $     2    $    37    $    25
    Limited Partners                       597        189      3,604      2,450
                                       -------    -------    -------    -------
                                       $   603    $   191    $ 3,641    $ 2,475
                                       =======    =======    =======    =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         1996           1995
                                                         ----           ----
Operating Activities:
  Net income                                           $  3,641       $  2,475
  Adjustments to reconcile net income to net
    cash provided  by operating activities:
      Depreciation and amortization                       1,482            971
      Gain on sale of cable systems                      (1,535)          --
      Gain on sale of equipment                             (51)          (235)
      Equity in earnings from joint ventures, net          (196)          (204)
      Recovery of losses on notes receivable             (2,185)        (2,000)
      Provision for losses on accounts receivable            43            181
      Recovery of early termination, financing leases       (81)          --
      Gain on sale of securities                           (125)          --
      Decrease (increase) in accounts receivable           (222)           371
      Decrease in accounts payable and accrued expenses    (184)          (473)
      Decrease (increase) in other assets                    (4)            49
      Minority interest in earnings of subsidiary           205             18
      Other                                                 374           --
                                                       --------       --------

      Net cash provided by operating activities           1,162          1,153
                                                       --------       --------

Investing Activities:
  Principal payments, financing leases                     --              661
  Principal payments, notes receivable                    1,585          7,567
  Proceeds from sale of cable systems                    11,483           --
  Proceeds from sale of equipment                            62            560
  Proceeds from sale of securities                          125           --
  Distributions from joint ventures                         156            310
  Investment in notes receivable                           --           (6,146)
  Cable systems, property and equipment                    (272)           (46)
                                                       --------       --------

Net cash provided by investing activities                13,139          2,906
                                                       --------       --------

Financing Activities:
  Proceeds from notes payable                              --            2,000
  Payments of principal, notes payable                     (729)          --
  Distributions to partners                              (1,954)        (5,798)
  Distributions to minority partners                       (632)           (24)
                                                       --------       --------

Net cash used by financing activities                    (3,315)        (3,822)
                                                       --------       --------

Increase in cash and cash equivalents                    10,986            237

Cash and cash equivalents, beginning of period            3,619          4,636
                                                       --------       --------

Cash and cash equivalents, end of period               $ 14,605       $  4,873
                                                       ========       ========

Supplemental Cash Flow Information:
  Cash paid for interest expense                       $     26       $   --

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

        Non-Cash Investing Activities. The Partnership foreclosed upon two cable television systems during the nine months ended September 30, 1996, as discussed in Note 2 in the consolidated financial statements.


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

        Sale of Cable Television Systems. On January 17, 1996, Phoenix Black Rock Cable J.V., a majority owned subsidiary of the Partnership, sold its cable television systems receiving net proceeds of approximately $2.6 million, recognizing a gain on sale of this cable system of $1,205,000.

        On August 30, 1996, Phoenix Grassroots Cable Systems, L.L.C., a majority owned subsidiary of the Partnership, sold its cable television systems receiving net proceeds of approximately $8.9 million, recognizing a gain on sale of this cable system of $330,000.

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

Note 5.    Notes Receivable.

        Impaired Notes Receivable. At September 30, 1996, the recorded investment in notes that are considered to be impaired under Statement 114 was $468,000 for which the related allowance for losses is $403,000. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $1,820,000.

        During the quarter ended September 30, 1996, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired under Statement No. 114. The Partnership received a partial recovery of $1,008,000 as a settlement which was applied towards the $1,781,000 outstanding note receivable balance. The remaining balance of $773,000 was written-off through its related allowance for loan losses provided for in a previous year. Upon receipt of the settlement of this note receivable, the Partnership reduced the remaining allowance for loan losses for this note by $150,000 during the quarter ended September 30, 1996. This reduction in the allowance for loan losses was recognized as income during the period.

        The Partnership also wrote-off the outstanding note receivable balance of $243,000 during the quarter ended September 30, 1996 from a security monitoring system company which was considered to be impaired. This note receivable had been fully reserved for in a previous year.

        The Partnership also foreclosed on two notes receivable form cable television system operators as discussed in Note 2.

        The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                             1996          1995
                                             ----          ----
                                           (Amounts in Thousands)

              Beginning balance            $ 3,880       $ 8,357
                 Provision for losses       (2,185)       (2,000)
                 Write downs                (1,016)       (2,010)
                                           -------       -------
              Ending balance               $   679       $ 4,347
                                           =======       =======

Note 6.    Net Income (Loss) and Distributions Per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,716 for the nine months ended September 30, 1996 and 1995. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 7.    Investment in Joint Ventures.

Equipment Joint Ventures

        The aggregate combined statements of operations of the equipment joint ventures are presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    1996         1995         1996         1995
                                    ----         ----         ----         ----
INCOME
Rental income                      $  568       $1,013       $1,838       $2,968
Gain on sale of equipment             159          359          702        1,164
Other income                           30          569          104          674
                                   ------       ------       ------       ------
        Total income                  757        1,941        2,644        4,806
                                   ------       ------       ------       ------

EXPENSES
Depreciation                           81         628          254       1,086
Lease related  operating expenses     267         726        1,110       2,142
Management fees to General Partner     33          94          100         221
General and administrative expenses     2           1            7           8
                                   ------      ------       ------      ------
        Total expenses                383       1,449        1,471       3,457
                                   ------      ------       ------      ------
Net income                         $  374      $  492       $1,173      $1,349
                                   ======      ======       ======      ======

Foreclosed Cable Systems Joint Ventures

        The aggregate combined statements of operations of the foreclosed cable systems joint ventures are presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                       1996        1995        1996        1995
                                       ----        ----        ----        ----
INCOME
Subscriber revenue                    $ 249       $ 267       $ 749       $ 794
Gain on sale of cable system           --          --            10        --
Other income                             17           3          24           9
                                      -----       -----       -----       -----
        Total income                    266         270         783         803
                                      -----       -----       -----       -----

EXPENSES
Depreciation and amortization            82          77         243         237
Program services                         83          89         256         247
Management fees to an affiliate
  of the General Partner                 11          12          42          36
General and administrative expenses      80          79         248         228
Provision for losses on accounts
  receivable                              3           3           7           8
                                      -----       -----       -----       -----
        Total expenses                  259         260         796         756
                                      -----       -----       -----       -----

Net income (loss) before income taxes     7          10         (13)         47
Income tax expense                       (3)         (6)         (2)        (13)
                                      -----       -----       -----       -----
Net income (loss)                     $   4       $   4       $ (15)      $  34
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

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

        Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiaries (the Partnership) reported net income of $603,000 and $3,641,000 for the three and nine months ended September 30, 1996, respectively, as compared to net income of $191,000 and $2,475,000 for the same periods in 1995. The increase in net income for the three and nine months ended September 30, 1996, as compared to the prior year, is due to a gain on the sale of two cable systems, as well as an increase in subscriber revenue from the addition of new cable systems in 1996.

        The gain on sale of cable systems during the three months ended September 30, 1996, includes the sale of a cable system owned by Phoenix
Grassroots Cable Systems, L.L.C., a majority owned subsidiary of the Partnership. This cable television system was transferred to the Partnership on February 14, 1996. The closing date of this sale was August 30, 1996 and the Partnership recorded sales proceeds of $8.9 million and a net gain on sale of $330,000. This sale and another sale of a cable system is included in the gain on sale of cable systems for the nine months ended September 30, 1996. On January 17, 1996, Phoenix Black Rock Cable J.V., a wholly owned subsidiary of the Partnership, sold its cable television system for $2.6 million in cash. As a result of this sale, the Partnership recognized a gain on sale of $1,205,000.

        In February of 1996, the Partnership entered into agreements with two cable television system operators to transfer all of the assets of the cable television systems in satisfaction of defaulted notes receivable from these cable television system operators. The assets of these cable television systems were transferred to newly formed limited liability companies that are majority owned by the Partnership. The assets received through foreclosure generally consists of headend equipment, cable plant, franchise agreements, subscriber lists, leased property, land, tools, vehicles and miscellaneous other assets. The Partnership plans to continue the operations of the cable television company received through foreclosure. One of these cable systems was subsequently sold during 1996. For further information please see the notes to the financial statements. The Partnership reduced its allowance for loan losses by $2,035,000 during the nine months ended September 30, 1996 as a result of the transfer of one of the cable systems. This reduction in the allowance for loan losses was recognized as income during the period.

        Total revenues increased by $876,000 and $2,193,000 for the three and nine months ended September 30, 1996, when compared to the same periods in 1995. The increase in total revenues is attributable to a gain on the sale of cable systems and an increase in cable subscriber revenues. Cable subscriber revenues increased due to the addition of two new cable systems that were transferred to the Partnership in satisfaction of two defaulted notes receivable from cable television system operators.

        During the nine months ended September 30, 1996 the partnership reported a decrease in interest income from notes receivable of $700,000 and a decrease in rental income of $872,000, compared to the same period in 1995. During the nine months ended September 30, 1995, the Partnership recognized interest income from the receipt of a final payoff from one of its notes receivable which was considered to be impaired. This payoff caused interest income from notes receivable to be higher than expected during the nine months ended September 30, 1995.

        The reduction in rental income experienced for both the three and nine months ended September 30, 1996 is primarily the result of a decrease in the amount of equipment owned by the Partnership. At September 30, 1996, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $16.1 million, as compared to $27.1 million at September 30, 1995.

        Total expenses increased by $468,000 and $840,000 for both the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase in total expenses during the three and nine months ended September 30, 1996, compared to 1995, is primarily due to increases in depreciation expense and cable program service expense, resulting from the addition of two new cable television systems during the year. In addition, the Partnership reported increases in management fees due to the sale of two cable systems during the year.

        The Partnership reported net recoveries of allowances for losses on receivables of approximately $2.2 million and $2 million during the nine months ended September 30, 1996 and 1995, respectively. The recovery of the allowance during 1996 was attributable to the foreclosure upon a cable system in which the estimated fair value at foreclosure indicated that an allowance was not necessary, resulting in an adjustment to the allowance that had been provided for this loan in a prior year. During the nine months ended September 30, 1995, the Partnership received a settlement payment of $2.7 million on a defaulted note receivable from a cable television system operator. The Partnership had provided a loan loss reserve in the amount equal to the net carrying value of this note in a prior year. Upon recovery of a portion of this defaulted note receivable, the Partnership reduced the allowance for loan losses by $2 million during the nine months ended September 30, 1995. This reduction in the allowance (recovery of) for loan losses was recognized as income during nine months ended September 30, 1995.

        The Partnership has also foreclosed upon the collateral of several notes receivable to certain cable television system operators. As a result, the Partnership has an ownership interest in the operating cable television systems organized as joint ventures. The Partnership's equity interest in the earnings from the foreclosed cable system joint ventures was minimal during the three and nine months ended September 30, 1996 and 1995.

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

        The net cash generated by operating activities was $1,162,000 during the nine months ended September 30, 1996, as compared to $1,153,000 during the same period in 1995. The net cash generated by operating activities remained steady during the two periods due primarily to an increase in cable subscriber revenues.

        Proceeds from the sale of cable systems is related to the sale of two cable systems owned by Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable Systems, L.L.C ., both majority owned subsidiaries of the Partnership.

        During the nine months ended September 30, 1996, the Partnership reported decreases in principal payments from financing leases and notes receivable of $661,000 and $5,982,000, respectively, as compared to the prior year. These decreases are reflective of the decrease in the net investment in financing leases and the decrease in notes receivable, as reported on the balance sheet at September 30, 1996. The Partnership received smaller settlement payments from outstanding notes during 1996, when compared to the same period in 1995.

        As of September 30, 1996, the Partnership owned equipment held for lease with an aggregate original cost of $3,681,000 and a net book value of $0, compared to $7,770,000 and $48,000, respectively, as of September 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

        The cash distributed to limited partners during the nine months ended September 30, 1996 and 1995 were $1,954,000 and $5,798,000, respectively. As a result, the cumulative cash distributions to the limited partners are $98,179,000 and $94,272,000 as of September 30, 1996 and 1995, respectively. The
General Partner did not receive cash distributions during the nine months ended September 30, 1996 and 1995. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account. During 1995, the Partnership was making quarterly distributions to partners with the last quarterly distribution having been made on January 15, 1996. The Partnership has switched to an annual distribution plan with the next distribution planned for January 15, 1997. As a result of the sale of certain cable television systems and the settlement of an impaired note during 1996, the Partnership anticipates distributing the excess cash provided by these events on January 15, 1997.

        Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses and to provide for distributions to partners.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                               September 30, 1996

                           Part II. Other Information.
                           ---------------------------


Item 1.    Legal Proceedings.  Inapplicable

Item 2.    Changes in Securities.  Inapplicable

Item 3.    Defaults Upon Senior Securities.  Inapplicable

Item 4.    Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.    Other Information.  Inapplicable

Item 6.    Exhibits and Reports on 8-K:

           a)  Exhibits:

               (27) Financial Data Schedule

           b)  Reports on 8-K:

               One report, dated August 30, 1996, on Form 8-K was filed during the quarter ending September 30, 1996, pursuant to Item 2 and Item 7 of that form. No financial statements were filed as part of that report.

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

                             PHOENIX LEASING CASH DISTRIBUTION FUND III,
                             -------------------------------------------
                                  A CALIFORNIA LIMITED PARTNERSHIP
                                  --------------------------------
                                           (Registrant)

      Date                      Title                           Signature
      ----                      -----                           ---------


November 12, 1996     Chief Financial Officer,            /S/ PARITOSH K. CHOKSI
-----------------     Senior Vice President               ----------------------
                      and Treasurer of                    (Paritosh K. Choksi)
                      Phoenix Leasing Incorporated
                      General Partner


November 12, 1996     Senior Vice President,              /S/ BRYANT J. TONG
-----------------     Financial Operations                ----------------------
                      (Principal Accounting Officer)      (Bryant J. Tong)
                      Phoenix Leasing Incorporated
                      General Partner


November 12, 1996     Senior Vice President of            /S/ GARY W. MARTINEZ
-----------------     Phoenix Leasing Incorporated        ----------------------
                      General Partner                     (Gary W. Martinez)



November 12, 1996     Partnership Controller              /S/ MICHAEL K. ULYATT
-----------------     Phoenix Leasing Incorporated        ----------------------
                      General Partner                     (Michael K. Ulyatt)