Form 10-K
period 1996-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1997-03-27
CIK 822690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996       Commission File Number 0-16615


                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_    No ___

As of December 31, 1996, 516,716 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                           Page

                                     PART I

Item 1.       Business...............................................        3
Item 2.       Properties.............................................        6
Item 3.       Legal Proceedings......................................        6
Item 4.       Submission of Matters to a Vote of Security Holders....        6

                                     PART II

Item 5.       Market for the Registrant's Securities and Related
              Security Holder Matters................................        7
Item 6.       Selected Financial Data................................        7
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................        8
Item 8.       Financial Statements and Supplementary Data............       11
Item 9.       Disagreements on Accounting and Financial
              Disclosure Matters.....................................       31


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.....       31
Item 11.      Executive Compensation.................................       32
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management.............................................       32
Item 13.      Certain Relationships and Related Transactions.........       33


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K...............................................       33

Signatures...........................................................       34

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

         Phoenix Black Rock Cable J.V. is a majority owned subsidiary of the Partnership. The Subsidiary was formed under the laws of California on January 10, 1992 to own and operate a cable television system in the states of Nevada and California. Phoenix Concept Cablevision of Indiana, L.L.C. is a wholly-owned subsidiary of the Partnership. The Subsidiary was formed under the laws of California on February 2, 1996 to own and operate a cable television system in the state of Indiana. Phoenix Grassroots Cable Systems, L.L.C. is a majority owned subsidiary of the Partnership. The Subsidiary was formed under the laws of California on February 14, 1996 to own and operate a cable television system in the states of Maine and New Hampshire. Hereinafter these entities are collectively referred to as "the Partnership."

Narrative Description of Business.

         The  Partnership  conducts  its  business  in  two  business  segments:
Equipment  Leasing  and  Financing  Operations,   and  Cable  Television  System
Operations. A discussion of these two segments follows:

Equipment Leasing and Financing Operations.

         From the initial formation of the Partnership through December 31, 1996, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $219,986,000. The average initial firm term of contractual payments from equipment subject to lease was 38.56 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.52%. The average initial firm term of contractual payments from loans was 58.38 months.

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

         The Partnership has acquired equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1996, the remaining equipment owned by the Partnership was classified as Operating leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases were generally for a longer term under which the non-cancellable rental payments due during the initial term of the lease were at least sufficient to recover the purchase price of the equipment. A significant portion of the net offering proceeds to the Partnership has been invested in capital equipment subject to Operating leases.

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

         The Partnership has obtained an ownership interest in several cable system joint ventures that it obtained through foreclosure. These cable systems currently generate a positive monthly cash flow and provided cash distributions to the Partnership during 1996 and 1995. The cable systems are managed and operated by an affiliate of the General Partner. Upon foreclosure, the assets of the cable television system were booked at the lower of the Partnership's cost (the carrying value of the note) or the estimated fair value of the cable television system.

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

Cable Television Systems Operations.

         The Partnership's subsidiaries, Phoenix Black Rock Cable J.V., Phoenix Concept Cablevision of Indiana, L.L.C. and Phoenix Grassroots Cable Systems, L.L.C., are in the cable television system business segment of the Partnership's operations.

         During the year ended December 31, 1996, the Partnership acquired through foreclosure two cable television systems. Phoenix Concept Cablevision of Indiana, L.L.C. and Phoenix Grassroots Cable Systems, L.L.C. were formed to own and operate these cable television systems.

         Phoenix Concept Cablevision of Indiana, L.L.C., a wholly-owned subsidiary of the Partnership, owns a cable television system in the state of Indiana that was acquired through foreclosure on a defaulted note receivable to the Partnership on February 2, 1996. The net carrying value of the Partnership's share of this defaulted note receivable was approximately $4,321,000, which was exchanged for a 100% ownership interest in this limited liability company.

         The cable television system owned by Phoenix Concept Cablevision of Indiana, L.L.C. is located in the counties of Benton, Parke, Greene, Montgomery, Putnam, Boone, Hendricks, Clinton, Hamilton, and Madison in the state of Indiana. The cable television system consists of headend equipment and 166 miles of plant passing approximately 9,449 homes with approximately 5,462 subscribers. The Subsidiary operates under non-exclusive franchise agreements with several of these counties and with communities located within these counties.

         Phoenix Grassroots Cable Systems, L.L.C., a majority owned subsidiary of the Partnership, was acquired through foreclosure on a defaulted note receivable on February 14, 1996. The net carrying value of the Partnership's share of this defaulted note receivable was approximately $9 million, which was exchanged for a 98.5% ownership interest in this limited liability company. On August 30, 1996, Phoenix Grassroots Cable Systems, L.L.C. sold all the assets used in the operation of the cable television system, receiving net proceeds of approximately $8.9 million, recognizing a gain on the sale of the assets of the cable television system of $162,000. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations.

         The cable television system owned by Phoenix Grassroots Cable Systems, L.L.C. was located in the states of Maine in the counties of Franklin, Hancock, Kennebec, Knox, Oxford and Penobscot and the state of New Hampshire in the counties of Carroll, Coos, Grafton, Merrimack, Strafford and Sullivan. The cable television system consisted of headend Equipment and 676 miles of plant passing approximately 12,429 homes with approximately 7,197 subscribers. The Subsidiary operated under non-exclusive franchise agreements with several of these counties and with communities located within these counties.

         Phoenix Black Rock Cable J.V., a majority-owned subsidiary which was formed on January 10, 1992, sold all of its assets used in the operation of the cable television system on January 17, 1996, receiving proceeds from the sale of the assets of the cable system of $2.6 million, recognizing a gain on the sale of these assets of $1.2 million. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations.

         Phoenix Black Rock Cable J.V. owned a cable television system in the states of Nevada and California that was acquired through foreclosure on a defaulted note receivable to the Partnership on January 10, 1992. The net carrying value of the Partnership's share of this defaulted notes receivable was approximately $1.6 million, which was exchanged for an 81.22% ownership interest in this joint venture.

         The cable television system owned by Phoenix Black Rock Cable J.V. was located in the counties of Clark and Nye in the state of Nevada and in the county of Inyo in the state of California. The cable television system consisted of headend equipment in five locations and 156 miles of plant passing approximately 2,900 homes and approximately 1,820 cable subscribers. The Subsidiary's cable television system served the communities of Pahrumph, Beatty and Blue Diamond in Nevada and Cow Creek and Grapevine in California. The Subsidiary operated under one non-exclusive franchise agreement with the county of Nye in Nevada and a National Park Permit for Death Valley, California.

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the cable television systems.

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

         The Partnership intends to own and operate the remaining cable system until market conditions would enable a sale at acceptable terms. Any excess cash generated from operations of the cable system will be used for upgrades and improvements to the system in order to maximize the value of the system.

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

         The Telecommunications Bill which was passed allows telephone companies to enter into the cable television business and vice-versa. Large cable television systems that have upgraded their systems with fiber and two way capabilities may find themselves getting a piece of the much larger telephone revenue. For the smaller rural cable systems, such as those owned by the Partnership or through investments in joint ventures, it is unlikely that the Partnership will enter into telephone services nor will the telephone companies try to seek our customers in the near future. The systems owned by the Partnership are too small and not dense enough to pay for the large amount of capital expenditures needed for these services.

         A favorable part of the bill is that small cable systems will be immediately deregulated from most regulations and that the definition of a small cable operator is under 600,000 subscribers. This will allow small operators to raise rates if needed, and eliminate the need to provide franchise authorities with costly rate filings and justifications. The bill also allows the local telephone companies to buy out small cable operators in their own region as well as to joint venture with small cable operators. During 1995, the General Partner observed a renewed market interest in small cable systems. The final impact of the Telecommunications Bill will not be known fully until a technical rewrite is completed and all the legal challenges have been made.

         Please see Note 15 in the Partnership's financial statements for financial information about the Partnership's business segments.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1996, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.

Equipment Leasing and Financing Operations.

         The Partnership is engaged in the equipment leasing and financing industry. The primary assets held by the Partnership are its investments in leases and loans, either directly or through its investments in joint ventures.

         As of December 31, 1996, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $16,007,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1996.

                                                                   Percentage of
                    Asset Types                 Purchase Price(1)   Total Assets
                    -----------                 -----------------   ------------
                                               (Amounts in Thousands)

Computer Peripherals                                $ 6,848              43%
Computer Mainframes                                   5,654              35
Reproduction Equipment                                1,223               8
Financing Related to Cable Television Systems and
  Other Media                                           813               5
Capital Equipment Leased to Emerging Growth Companies   575               3
Small Computer Systems                                  401               3
Telecommunications Equipment                            367               2
Miscellaneous                                           126               1
                                                    -------           -----

TOTAL                                               $16,007             100%
                                                    =======           =====

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $887,000, and original cost of outstanding loans of $813,000 at December 31, 1996.

Cable Television System Operations.

     The Subsidiaries' principal plants and property consist of electronic headend equipment and its plant (cable). The headends are located on land that is owned or leased by the Subsidiaries.


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

         (b)  Approximate Number of Equity Security Investments:

                                                          Number of Unit Holders
                        Title of Class                   as of December 31, 1996
              ----------------------------------         -----------------------

              Limited Partners                                     12,592


Item 6.       Selected Financial Data.

                                                 1996 (1)      1995 (1)     1994 (1)        1993           1992
                                                 --------      --------     --------        ----           ----
                                                       (Amounts in Thousands Except for Per Unit Amounts)
Total Income                                    $  7,075      $  5,109      $  7,697      $ 15,345      $ 25,221

Net Income (Loss)                                  4,542         3,800           945           194        (7,118)

Total Assets                                      20,991        20,381        24,322        32,435        58,644

Long-term Debt Obligations                          --            --            --            --           1,479

Distributions to Partners                          1,954         7,751         7,751        18,886        18,323

Net Income (Loss) per Limited Partnership
   Unit                                             8.70          7.28           .85          --          (13.53)

Distributions per Limited Partnership Unit          3.78         15.00         15.00         36.43         35.17

(1) The 1996,  1995 and 1994 amounts  reflect the  consolidated  activity of the Partnership and its subsidiaries.

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership, and Subsidiaries (the Partnership) reported net income of $4,542,000 during the year ended December 31, 1996, as compared to net income of $3,800,000 and $945,000 during 1995 and 1994, respectively. The improvement in earnings is attributable to a significant increase in cable subscriber revenues and a gain on sale of assets of cable systems for the year ended December 31, 1996. The increase in net income during 1995, as compared to 1994, was primarily attributable to the recognition, as income, the recovery of a portion of the allowance for loan losses.

         Total revenues increased by $1,966,000 for the year ended December 31, 1996, as compared to the previous year, but decreased by $2,588,000 during 1995, compared to 1994. The increase in total revenues for the year ended December 31, 1996 is a result of an increase in subscriber revenues and a gain on sale of assets of cable systems. The increase in subscriber revenues of $2,438,000 for the year ended December 31, 1996, compared to 1995, is due to the addition of two new cable systems during 1996.

         The gain on sale of the assets of the cable television systems of $1,347,000 for the year ended December 31, 1996, includes the sale of the assets of the cable television system owned by Phoenix Black Rock Cable J.V., a majority owned subsidiary of the Partnership. On January 17, 1996, Phoenix Black Rock Cable J.V. sold the assets of its cable television system for $2.6 million, recognizing a gain on sale of $1,185,000. The gain on sale of the assets of the cable television systems also includes the sale of the assets of a cable television system owned by Phoenix Grassroots Cable Systems, L.L.C., a majority owned subsidiary of the Partnership. This cable television system was transferred to the Partnership on February 14,1996. On August 30,1996, the Partnership subsequently sold the assets of the cable system recording sales proceeds of $8.9 million and a net gain on sale of $162,000. As a result of the sale of the assets, Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable System, L.L.C. ceased operations.

         In February of 1996, the Partnership entered into agreements with two cable television system operators to transfer all of the assets of the cable television systems in satisfaction of defaulted notes receivable from these cable television system operators to newly formed limited liability companies, Phoenix Concept Cablevision of Indiana, L.L.C. and Phoenix Grassroots Cable Systems, L.L.C. The assets received through foreclosure generally consist of headend equipment, cable plant, franchise agreements, subscriber lists, leased property, land, tools, vehicles and miscellaneous other assets. The assets of Phoenix Grassroots Cable Systems, L.L.C. was subsequently sold during 1996. The Partnership plans to continue to operate the remaining cable television system, Phoenix Concept Cablevision of Indiana, L.L.C.

         The Partnership reduced the allowance for loan losses by $2,035,000 during the year ended December 31, 1996 as a result of the foreclosure of a cable television system, in which the Partnership had extended credit. The net carrying value, before allowance for loan losses, for this note receivable was carried over to the basis of the cable television system. This reduction in the allowance for loan losses was recognized as income during 1996.

         In part, the increase in total revenues from the gain on sale of cable systems and the increase in cable subscriber revenue experienced during 1996, compared to 1995, is offset by a decline in rental income of $1,332,000. The decline in rental income of $2,572,000 for the year ended December 31, 1995, compared to 1994, was the primary factor contributing to the decline in total revenues for that year. The reduction in rental income for both 1996 and 1995 is attributable to a decrease in the amount of equipment owned by the Partnership. At December 31, 1996, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $14.3 million, compared to $20.4 million and $48.6 million at December 31, 1995 and 1994, respectively.

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

         Total expenses increased by $1,045,000 for the year ended December 31, 1996, compared to 1995 but decreased by $5,436,000 during 1995, compared to 1994. The increase in total expenses experienced during 1996 is primarily due to increases in depreciation expense, cable program service expense and general and administrative expenses, resulting from the addition of two new cable television systems during the year. In addition, the Partnership reported an increase in management fees of $202,000 for the year ended December 31, 1996, compared to 1995, due to the sale of two cable systems during 1996.

         The decline in total expenses for the year ended December 31, 1995, compared to 1994, is primarily due to a decrease in depreciation and amortization expense of $2,400,000 and a decrease in provision for losses on receivables of $2,795,000. The decrease in depreciation and amortization is a result of the reduction in the amount of equipment owned by the Partnership. Additionally, an increasing portion of the equipment owned by the Partnership had been fully depreciated. Another factor contributing to the decrease in total expenses during 1995, when compared to 1994, was a recovery of a prior provision for losses on receivables, as discussed previously.

         Lease related operating expenses experienced a decrease during 1995, as compared to 1994, primarily as a result of a decrease in remarketing and administrative expenses charged to the Partnership on its reproduction equipment that is leased pursuant to a vendor lease agreement. This decrease is reflective of the decrease in the amount of reproduction equipment owned by the Partnership and a corresponding decrease in the rental revenues received from such equipment.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from its contractual obligations with lessees and borrowers for fixed payment terms. As the initial lease terms of the leases expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting contractual amounts and re-leasing and selling the Partnership's equipment as it comes off lease. As another source of liquidity, the Partnership owns cable television systems, has investments in foreclosed cable systems joint ventures and investments in leasing joint ventures.

         The net cash generated by operating activities were $1,528,000, $1,761,000 and $4,721,000 during 1996, 1995 and 1994, respectively. The net cash generated by operating activities decreased for both 1996 and 1995, compared to the respective prior year, primarily as a result of a decrease in rental income. The decline in rental income, as previously discussed, is attributable to a reduction in the size of the equipment portfolio. The Partnership sold equipment with an aggregate original cost of $6.1 million at December 31, 1996, compared to $28.2 million and $26.7 million at December 31, 1995 and 1994, respectively. This, in part, was offset by an increase in cable subscriber revenues from the two new cable systems in 1996.

         The net cash generated by payments received from financing leases and notes receivable was $2,020,000, $9,632,000 and $2,546,000 during 1996,1995 and
1994, respectively. The decrease for 1996 is primarily due to a decline in principal payments from notes receivable. Principal payments from notes receivable increased substantially during 1995, due to payoffs from outstanding notes receivable. The Partnership did not receive the degree of payoffs from notes receivable during 1996 compared to 1995. The decline in net cash generated by financing activities experienced during 1996 is also attributable to the absence of principal payments from financing leases.

         During 1996, the Partnership received $11,510,000 in proceeds from the sale of assets of two cable systems owned by the Partnership's subsidiaries, Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable Systems, L.L.C.

         During the third quarter of 1995, the Partnership invested an additional $6,146,000 in a note receivable from a cable television system operator that the Partnership had previously extended credit. The net carrying value of this prior credit was approximately $2.9 million of subordinated debt to this cable television system operator. This cable television system operator is in default on its outstanding debt. The current funding of $6.1 million was paid to the senior lender and the Partnership has now assumed a first and second secured position in the assets of the cable television system with an aggregate net carrying value of $9 million. The General Partner believes that it is now in a better position to negotiate a settlement or foreclosure with the borrower in order to maximize the Partnership's recovery of its investment. To help finance this additional funding, the Partnership borrowed an additional $2,000,000 from a bank during 1995. The debt is repayable over 30 months with interest based on the bank's prime rate. During 1995, the Partnership repaid $1,671,000 of this debt, which included a prepayment of $1,471,000 made in November of 1995. In 1996, principal payments of $729,000 were made and the debt was repaid in full.

         During 1995, the Partnership reported an overall increase of $541,000 in cash distributions received from its joint ventures compared to the prior year. The overall increase in distributions reflects an increase in distributions from equipment joint ventures and foreclosed cable system joint ventures. The increased distributions from the equipment joint venture during 1995 is related to distributions received from a joint venture that was formed in October of 1994. The increased cash distributions from foreclosed cable system joint ventures for 1995 was attributable to the sale of a cable system in one joint venture and the distribution of excess cash from operations in the other remaining cable system.

         As of December 31, 1996, the Partnership owned equipment held for lease with an aggregate original cost of $2,736,000 and a net book value of $0, compared to $3,690,000 and $22,000, respectively, as of December 31, 1995 and $18,707,000 and $447,000, respectively, as of December 31, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

         The cash distributed to limited partners during 1996, 1995 and 1994 were $1,954,000, $7,751,000, and $7,751,000, respectively. As a result, the cumulative cash distributions to the limited partners are $98,180,000, $96,226,000 and $88,475,000 as of December 31, 1996, 1995 and 1994,
respectively. The General Partner did not receive cash distributions during 1996, 1995 and 1994. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account.

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from Partnership leasing operations will also decline. As the cash generated by operations continues to decline, the rate of cash distributions made to limited partners will also decline. The distributions to partners on January 15, 1996 were made at approximately the same rate as the distributions made during 1995. After the January 15, 1996 distribution, the Partnership changed from quarterly to annual distributions with the first annual distribution expected to be made on January 15, 1997. As a result of the sale of certain cable television systems and the settlement of an impaired note during 1996, the Partnership will be distributing the excess cash provided by these events on January 15,1997.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses and to provide for distributions to partners.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (I) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets.

        Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES

                          YEAR ENDED DECEMBER 31, 1996

                         REPORT OF INDEPENDENT AUDITORS


The Partners
Phoenix Leasing Cash Distribution Fund III, a California limited partnership

We have audited the consolidated financial statements of Phoenix Leasing Cash Distribution Fund III, a California limited partnership, and Subsidiaries, listed in the accompanying index to financial statements (Item 14(a)). Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Phoenix Leasing Cash Distribution Fund III, a California limited partnership, and Subsidiaries, at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

San Francisco, California
  January 20, 1997

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)

                                                              December 31,
                                                             1996       1995
                                                             ----       ----
ASSETS

Cash and cash equivalents                                 $ 15,591    $  3,619

Accounts  receivable (net of allowance for losses
   on accounts  receivable of $56 and $63 at
   December 31, 1996 and 1995, respectively)                    89         254

Notes receivable  (net of allowance  for losses
   on notes  receivable of $604 and $3,880 at
   December 31, 1996 and 1995, respectively)                    58      13,153

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $12,885 and
   $17,004 at December 31, 1996 and 1995, respectively)          1          79

Net investment in financing  leases (net of allowance
   for early  terminations of $0 and $81 at December
   31, 1996 and 1995, respectively)                           --           227

Cable systems, property and equipment (net of
   accumulated  depreciation of $239 and $548 at
   December 31, 1996 and 1995, respectively)                 3,215       1,449

Cable subscriber lists (net of accumulated
   amortization of $189 and $0 at December 31, 1996
   and 1995, respectively)                                   1,464        --

Investment in joint ventures                                   547         742

Capitalized  acquisition  fees (net of accumulated
   amortization  of $8,265 and $7,994 at December 31,
   1996 and 1995, respectively)                                 11         283

Other assets                                                    15         575
                                                          --------    --------

     Total Assets                                         $ 20,991    $ 20,381
                                                          ========    ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                  $  2,847    $  3,637

   Minority interest in subsidiary                               9         311

   Note payable                                               --           329
                                                          --------    --------

     Total Liabilities                                       2,856       4,277
                                                          --------    --------

Partners' Capital:

   General Partner                                             (25)        (71)

   Limited Partners, 600,000 units authorized,
     528,151 units issued,  516,716 units outstanding
     at December 31, 1996 and 1995                          18,160      15,618

   Unrealized gains on available-for-sale securities          --           557
                                                          --------    --------

     Total Partners' Capital                                18,135      16,104
                                                          --------    --------

     Total Liabilities and Partners' Capital              $ 20,991    $ 20,381
                                                          ========    ========

                     The accompanying notes are an integral
                            part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                      1996    1995     1994
                                                      ----    ----     ----
INCOME

   Rental income                                   $   862  $ 2,194  $ 4,766

   Gain on sale of cable systems                     1,347     --       --

   Gain on sale of equipment                            68      356    1,019

   Interest income, notes receivable                   839    1,171      810

   Cable subscriber revenue                          3,114      676      654

   Equity in earnings (losses) from joint
     ventures, net                                     148      240      (82)

   Other income                                        697      472      530
                                                   -------  -------  -------

     Total Income                                    7,075    5,109    7,697
                                                   -------  -------  -------

EXPENSES

   Depreciation and amortization                     1,613    1,149    3,549

   Lease related operating expenses                     93      280      805

   Program service, cable system                       906      181      154

   Management fees to General Partner and affiliate    724      522      381

   Reimbursed administrative costs to General Partner  176      321      403

   Provision for (recovery of) losses on
     receivables                                    (2,294)  (2,245)     550

   Legal expense                                       259      619      379

   General and administrative expenses                 853      458      500
                                                   -------  -------  -------

     Total Expenses                                  2,330    1,285    6,721
                                                   -------  -------  -------

NET INCOME BEFORE MINORITY INTEREST                  4,745    3,824      976

   Minority Interest in earnings of subsidiary        (203)     (24)     (31)
                                                   -------  -------  -------

NET INCOME                                         $ 4,542  $ 3,800  $   945
                                                   =======  =======  =======

NET INCOME PER LIMITED PARTNERSHIP UNIT            $  8.70  $  7.28  $   .85
                                                   =======  =======  =======

ALLOCATION OF NET INCOME:

     General Partner                               $    46  $    38  $   504

     Limited Partners                                4,496    3,762      441
                                                   -------  -------  -------

                                                   $ 4,542  $ 3,800  $   945
                                                   =======  =======  =======

                     The accompanying notes are an integral
                            part of these statements.

                                                                                                     Page 15 of 35


                                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (Amounts in Thousands Except for Unit Amounts)

                                                   General                                Unrealized
                                                  Partner's       Limited Partners'         Gains         Total
                                                    Amount        Units       Amount       (Losses)       Amount
                                                    ------        ------------------       --------       ------
Balance, December 31, 1993                        $   (613)      516,716     $ 26,917      $   --        $ 26,304

Distributions to partners ($15.00 per limited
   partnership unit)                                  --            --         (7,751)         --          (7,751)

Net income                                             504          --            441          --             945
                                                  --------      --------     --------      --------      --------

Balance, December 31, 1994                            (109)      516,716       19,607          --          19,498

Distributions to partners ($15.00 per limited
   partnership unit)                                  --            --         (7,751)         --          (7,751)

Change for the year in unrealized gain on
   available-for-sale securities                      --            --           --             557           557

Net income                                              38          --          3,762          --           3,800
                                                  --------      --------     --------      --------      --------

Balance, December 31, 1995                             (71)      516,716       15,618           557        16,104

Distributions to partners ($3.78 per limited
   partnership unit)                                  --            --         (1,954)         --          (1,954)

Change for the year in unrealized gain on
   available-for-sale securities                      --            --           --            (557)         (557)

Net income                                              46          --          4,496          --           4,542
                                                  --------      --------     --------      --------      --------

Balance, December 31, 1996                        $    (25)      516,716     $ 18,160      $   --        $ 18,135
                                                  ========      ========     ========      ========      ========

                                  The accompanying notes are an integral
                                         part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                    1996       1995     1994
                                                    ----       ----     ----
Operating Activities:
   Net income                                      $  4,542  $  3,800  $    945
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                  1,613     1,149     3,549
       Gain on sale of cable systems                 (1,347)     --        --
       Gain on sale of equipment                        (68)     (356)   (1,019)
       Gain on sale of securities                      (151)       (7)     (154)
       Equity in losses (earnings) from joint
         ventures, net                                 (148)     (240)       82
       Recovery of early termination, financing
         leases                                         (81)     --        --
       Provision for (recovery of) losses on
         notes receivable                            (2,260)   (2,428)      576
       Provision for (recovery of) losses on
         accounts receivable                             47       183       (26)
       Settlement                                      --        --        (106)
       Minority interest in earnings of subsidiary      203        24        31
       Decrease (increase) in accounts receivable      (222)      473       578
       Decrease in accounts payable and
         accrued expenses                              (977)     (876)     (239)
       Decrease in other assets                           3        39       378
       Other                                            374      --         126
                                                   --------  --------  --------

Net cash provided by operating activities             1,528     1,761     4,721
                                                   --------  --------  --------

Investing Activities:
   Principal payments, financing leases                --         695     1,620
   Principal payments, notes receivable               2,020     8,937       926
   Proceeds from sale of cable systems               11,510      --        --
   Proceeds from sale of equipment                       79       623     1,965
   Proceeds from sale of securities                     151         7       165
   Distributions from joint ventures                    343       601        60
   Purchase of equipment                               --        --        (107)
   Investment in financing leases                      --        --         (40)
   Investment in notes receivable                      --      (6,146)     --
   Investment in joint ventures                        --        --        (117)
   Investment in securities                            --        --         (11)
   Cable systems, property and equipment               (337)      (49)      (32)
   Payment of acquisition fees                         --        --          (5)
                                                   --------  --------  --------

Net cash provided by investing activities            13,766     4,668     4,424
                                                   --------  --------  --------

Financing Activities:
   Proceeds from notes payable                         --       2,000      --
   Payments of principal, notes payable                (729)   (1,671)   (1,479)
   Distributions to partners                         (1,954)   (7,751)   (7,751)
   Distributions to minority partners                  (639)      (24)      (46)
                                                   --------  --------  --------

Net cash used by financing activities                (3,322)   (7,446)   (9,276)
                                                   --------  --------  --------

Increase (decrease) in cash and cash equivalents     11,972    (1,017)     (131)
Cash and cash equivalents, beginning of period        3,619     4,636     4,767
                                                   --------  --------  --------

Cash and cash equivalents, end of period           $ 15,591  $  3,619  $  4,636
                                                   ========  ========  ========

Supplemental Cash Flow Information:
   Cash paid for interest expense                  $     26  $     31  $     19

                     The accompanying notes are an integral
                            part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


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

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of reducing the risks of financing or acquiring certain capital equipment leased to third parties. (See Note 7.)

         The Partnership's subsidiaries, Phoenix Black Rock Cable J.V., Phoenix Concept Cablevision of Indiana, L.L.C. and Phoenix Grassroots Cable Systems, L.L.C. were formed to acquire the assets and liabilities of specific foreclosed cable television systems that the Partnership had extended credit. The acquisition of assets and liabilities of the borrower by the subsidiaries through foreclosure were accounted for using the "purchase method" of accounting in which the transfer price was allocated to the net assets in accordance with the relative fair market value of the assets acquired and liabilities assumed.

         On January 10, 1992, the Partnership foreclosed upon a cable television system in Nevada and California that was in default on a subordinated loan payable to the Partnership with a carrying amount of approximately $1,620,000 which was carried over to the basis in the cable system. As part of the settlement between the Partnership and the borrower, the borrower transferred ownership of all of its assets and liabilities to a subsidiary of the Partnership, Phoenix Black Rock Cable J.V. which was formed under the laws of California on January 10, 1992 to own and operate the foreclosed cable television system.

         On January 17, 1996, Phoenix Black Rock Cable J.V., a majority owned subsidiary of the Partnership, sold all of the assets used in the operation of its cable television system receiving net proceeds of approximately $2.6 million, recognizing a gain on the sale of the assets of this cable system of $1,185,000. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations.

         On February 2, 1996, the Partnership and Phoenix Concept Cablevision of Indiana, L.L.C. (Phoenix Concept), a newly formed limited liability company and wholly owned subsidiary of the Partnership, entered into a Commercial Code
Section 9505 Agreement (the "Agreement") with Concept Cablevision of Indiana, Inc., a cable television company that the Partnership had extended credit. The Agreement which closed on February 2, 1996 allowed Phoenix Concept to foreclose upon the cable television system (the collateral for the note) of Concept Cablevision of Indiana, Inc. The Partnership's net carrying value for this outstanding note receivable was $4,321,000 at February 2, 1996, which was carried over to the basis in the cable system and exchanged for a 100% ownership interest in this limited liability company. The Partnership had no related allowance for this note receivable. In addition, Phoenix Concept made a cash payment of $200,000 and assumed certain liabilities, including a note payable of $600,000 and certain other miscellaneous accounts payable as specified in the agreement.

         On February 14, 1996, the Partnership and Phoenix Grassroots Cable Systems, L.L.C. (Phoenix Grassroots), a newly formed limited liability company and majority owned (98.5%) subsidiary of the Partnership, entered in a Settlement Agreement and Releases (the "Amendment") with Grassroots Cable Systems, Inc., a cable television company that the Partnership had extended credit. The Agreement which closed on February 14,1996, allowed the Partnership to foreclose upon the cable television system (the collateral for the note) of Grassroots Cable Systems, Inc. The Partnership's net carrying value, before allowance for loan losses, for this outstanding note receivable was $9,014,000 at February 14, 1996, which was carried over to the basis in the cable system and exchanged for a 98.5% ownership interest in this limited liability company. The Partnership had an allowance for loan losses of $2,035,000 for this note receivable. The Partnership reduced its allowance for loan losses by $2,035,000 as a result of the acquisition of this cable system. This reduction in the allowance for loan losses was recognized as income during the year ended December 31, 1996. In addition, Phoenix Grassroots assumed certain liabilities and miscellaneous payables as specified in the agreement.

         On August 30, 1996, Phoenix Grassroots Cable Systems, L.L.C., sold the assets of the cable television system receiving net proceeds of approximately $8.9 million, recognizing a gain on sale of these assets of $162,000. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations.

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

         The General Partner is entitled to receive five percent of all cash distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 12% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership. During 1994, 1995 and 1996 the General Partner did not draw its share of the 1994, 1995 and 1996 cash available for distribution.

         As compensation for management services, the General Partner receives a fee payable quarterly, subject to certain limitations, in an amount equal to 3.5% of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include rental receipts, maintenance fees, proceeds from the sale of equipment and interest income.

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the Subsidiaries. The Subsidiaries will pay a management fee equal to four and one-half percent of the systems' monthly gross revenue for these services. Revenues subject to a management fee at the joint venture level will not be subject to management fees at the Partnership level.

         The General Partner is compensated for services performed in connection with the analysis of equipment available to the Partnership, the selection of such assets and the acquisition thereof, including negotiating and concluding agreements with equipment manufacturers and obtaining leases for the equipment. As compensation for such acquisition services, the General Partner will receive a fee equal to four percent of (a) the purchase price of equipment acquired by the Partnership, or equipment leased by manufacturers, the financing for which is provided by the Partnership, or (b) financing provided to businesses such as cable operators, or emerging growth companies, payable upon such acquisition or financing, as the case may be. Such acquisition fees are amortized principally on a straight-line basis.

         Schedule of compensation paid and distributions made to the General Partner and affiliates for the years ended December 31,

                                     1996          1995          1994
                                     ----          ----          ----
                                          (Amounts in Thousands)

           Management fees           $724          $522          $381
           Acquisition fees           --            --              2
                                     ----          ----          ----

                                     $724          $522          $383
                                     ====          ====          ====


Note 2.       Summary of Significant Accounting Policies.

       Principles of Consolidation. The 1996 financial statements include the accounts of Phoenix Leasing Cash Distribution Fund III and its majority owned subsidiaries, Phoenix Black Rock Cable J.V. (a California partnership) and Phoenix Grassroots Cable Systems, L.L.C. (a Delaware limited liability company) and its wholly owned subsidiary, Phoenix Concept Cablevision of Indiana, L.L.C. (a Delaware limited liability company). Hereinafter these entities are collectively referred to as "the Partnership." In addition to 1996, the 1995 and 1994 financial statements include the accounts of the Partnership and its majority owned subsidiary, Phoenix Black Rock Cable J.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

       During 1994, the Partnership determined that the financial position and operations of Phoenix Black Rock Cable J.V. had become material to the operations of the Partnership. Accordingly, the Partnership has consolidated the financial results of this joint venture with those of the Partnership beginning in 1994. The Partnership reported this joint venture using the equity method of accounting for 1993. The effect of this change had no impact on the net income or equity of the Partnership.

       Leasing Operations. The Partnership's leasing operations consisted of financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment. The Partnership reviews its estimates of residual value at least annually. If a decline in value has occurred which is other than temporary, a reduction in the investment is recognized currently.

         Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated. The Partnerhsip's leased equipment is depreciated primarily using an accelerated depreciation method over the estimated useful life of six years.

         The  Partnership's  policy  is to  review  periodically  the  remaining expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses and depreciation. Where subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and provides for additional depreciation as appropriate. As a result of such periodic reviews, the Partnership recognized additional depreciation expense of $26,000, $68,000 and $27,000 ($.05, $.13 and $.05 per
limited partnership unit) for the year ended December 31, 1996, 1995 and 1994, respectively.

         Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

       Cable Television System Operations. The consolidated statement of operations includes the operating activity of all three Subsidiaries for the year ended December 31, 1996. In addition to 1996, Phoenix Black Rock Cable J.V. is included in the consolidated statements for the years ended December 31, 1995 and 1994. The cable television system owned by Phoenix Black Rock Cable, J.V. was located in the counties of Clark and Nye in the State of Nevada and in the county of Inyo in the State of California. The cable television system consisted of headend equipment in five locations and 156 miles of plant passing approximately 2,900 homes and had approximately 1,820 cable subscribers. The Subsidiary's cable television system serves the communities of Pahrumph, Beatty and Blue Diamond in Nevada and Cow Creek and Grapevine in California. The Subsidiary operates under one non-exclusive franchise agreement with the county of Nye in Nevada, and under a National Park Service Permit for Death Valley, California.

       The cable television system owned by Phoenix Concept Cablevision of Indiana, L.L.C. is located in the counties of Benton, Parke, Greene, Montgomery, Putnam, Boone, Hendricks, Clinton, Hamilton and Madison in the state of Indiana. The cable television system consists of headend equipment and 166 miles of plant passing approximately 9,449 homes with approximately 5,462 subscribers. The Subsidiary operates under non-exclusive franchise agreements with several of these counties and with communities located within these counties.

       The cable television system owned by Phoenix Grassroots Cable Systems, L.L.C. was located in the counties of Franklin, Hancock, Kennebec, Knox, Oxford and Penobscot in the state of Maine and the counties of Carroll, Coos, Grafton, Merrimack, Strafford and Sullivan in the State of New Hampshire. The cable television system consisted of headend equipment and 676 miles of plant passing approximately 12,429 homes with approximately 7,197 subscribers. The Subsidiary operates under non-exclusive franchise agreements with several of these counties and with communities located within these counties.

       Cable systems, property and equipment are depreciated using the straight-line method over estimated service lives ranging from five to thirteen years. Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

       Cable subscriber lists are amortized using the straight-line method over an estimated period of eight years.

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

       Reclassification. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

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

       Non Cash Investing Activities.
                                              For the Years Ended December 31,
                                                  1996      1995      1994
                                                  ----      ----      ----
                                                   (Amounts in Thousands)
      Contributions to a joint venture of
           assets received pursuant to a
           settlement agreement                   $ --        $--     $212

      Foreclosed notes receivable contributed
           to joint ventures                        --        151      161
                                                  ------     ----     ----

           Total                                  $ --       $151     $373
                                                  ======     ====     ====

         During the year ended December 31, 1996 and 1995, the Partnership recorded an unrealized loss on available-for-sale securities which has been included in Other Assets of $577,000 and a gain of $577,000, respectively.

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

         Investment in Available-for-Sale Securities. The Partnership had investments in stock warrants in public companies. The Partnership classified its investments in stock warrants as available-for-sale in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity

Securities." Available-for-sale securities are stated at their fair market value, with unrealized gains and losses reported as a separate component of partners' capital. The stock warrants held by the Partnership were granted by certain lessees or borrowers as additional compensation for leasing or financing equipment. At the date of grant, such warrants were determined to have no fair market value and were recorded at their historical cost of $0.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Note 3.       Accounts Receivable.

         Accounts receivable consist of the following at December 31:

                                                           1996        1995
                                                           ----        ----
                                                       (Amounts in Thousands)

    Lease payments                                         $ 115      $ 271
    Other                                                     26         39
    General Partner                                            4          7
                                                           -----      -----
                                                             145        317

    Less:  allowance for losses on accounts receivable       (56)       (63)
                                                           -----      -----

         Total                                             $  89      $ 254
                                                           =====      =====


Note 4.       Notes Receivable.

         Notes receivable consist of the following at December 31:

                                                      1996            1995
                                                      ----            ----
                                                     (Amounts in Thousands)

     Notes receivable  from cable  television
       system  operators with stated interest
       ranging from 12% to 13% per annum,
       receivable in installments ranging from
       60 to 117  months,  collateralized  by a
       security  interest in the cable system
       assets.  These notes have a graduated
       repayment schedule followed with a
       balloon payment                              $    662      $ 16,791

     Notes receivable from security monitoring
       companies with stated interest at 16%
       per annum                                        --             242
                                                    --------      --------


                                                         662        17,033

     Less:  allowance for losses on notes
            receivable                                  (604)       (3,880)
                                                    --------      --------

       Total                                        $     58      $ 13,153
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

         At December 31, 1996, the recorded investment in notes that are considered to be impaired under Statement 114 was $662,000, for which the related allowance for losses is $604,000. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $1,530,000. The Partnership recognized interest income totaling $63,000 from these impaired notes during the year ended 1996.

         At December 31, 1995, the recorded investment in notes that are considered to be impaired was $15,978,000. Included in this amount was $11,673,000 of impaired notes for which the related allowance for losses was $3,619,000 and $4,305,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $16,448,000. The Partnership recognized interest income totaling $1,079,000 from these impaired notes during the year ended 1995.

         During the year ended December 31, 1996, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired. The Partnership received a partial recovery of $1,008,000 as a settlement which was applied towards the $1,781,000 outstanding note receivable balance. The remaining balance of $773,000 was written-off through its related allowance for loan losses provided for in a previous year. Upon receipt of the settlement of this note receivable, the Partnership reduced the remaining allowance for loan losses for this note by $150,000 during the year ended December 31, 1996. This reduction in the allowance for loan losses was recognized as income during the period.

         The Partnership also wrote-off the outstanding note receivable balance of $243,000 during the year ended December 31, 1996 from a security monitoring system company which was considered to be impaired. This note receivable had been fully reserved for in a previous year.

         The Partnership also foreclosed on two notes receivable from cable television system operators as discussed in Note 1.

         During the year ended December 31, 1995, the Partnership received a settlement on one of its notes receivable from a cable television system operator which was considered to be impaired. The Partnership received a partial recovery of $2,714,000 as a settlement which was applied towards the $4,562,000 outstanding note receivable balance which had been fully reserved for in a previous year. The remaining balance of $1,848,000 was written-off through its related allowance for loan losses. The Partnership received settlements from seven other impaired notes receivable, a payoff from one note receivable to a cable television system operator and foreclosed upon the assets of another note receivable to a cable television system operator during the year ended December 31, 1995. Upon receipt of the settlement and payoffs of the above-mentioned notes receivable, the Partnership reduced the allowance for loan losses by $2,428,000 during the year ended December 31, 1995. This reduction in the allowance for loan losses was recognized as income during the period.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                     1996              1995
                                                     ----              ----
                                                     (Amounts in Thousands)
  Beginning balance                                $ 3,880           $ 8,357
       Provision for (recovery of) losses           (2,260)           (2,428)
       Write downs                                  (1,016)           (2,049)
                                                   -------           -------
  Ending balance                                   $   604           $ 3,880
                                                   =======           =======


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

         The net investment in financing leases consists of the following at December 31:

                                                           1996       1995
                                                           ----       ----
                                                       (Amounts in Thousands)

Minimum lease payments to be received                      $--       $  30
Estimated residual value of leased
  equipment (unguaranteed)                                  --         287
Less:  unearned income                                      --          (9)
       allowance for early termination                      --         (81)
                                                           ----      -----

Net investment in financing leases                         $--       $ 227
                                                           ====      =====

         Minimum rentals to be received on noncancellable operating leases for the years ended December 31 are as follows:

                                                                Operating
                                                                ---------
                                                          (Amounts in Thousands)

         1997........................................          $    97
         1998........................................                6
         1999 and thereafter.........................              -
                                                               -------

         Totals                                                $   103
                                                               =======

         The net book value of equipment held for lease at December 31, 1996 and 1995 amounted to $0 and $22,000, respectively.


Note 6.       Cable Systems, Property and Equipment.

         The cost of cable systems, property, and equipment and the related accumulated depreciation consist of the following at December 31:

                                                             1996      1995
                                                             ----      ----
                                                          (Amounts in Thousands)

Distributions systems                                      $ 2,254   $ 1,935
Headend equipment                                            1,042        13
Automobiles                                                     77        11
Land                                                            41      --
Building                                                        40        38
                                                           -------   -------
                                                             3,454     1,997
Less:  accumulated depreciation                               (239)     (548)
                                                           -------   -------

Net property, cable systems and equipment                  $ 3,215   $ 1,449
                                                           =======   =======

         Depreciation expense totaled approximately $583,000 and $154,000 for the years ended December 31, 1996 and 1995, respectively.


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

(1) Closed during 1995

         An analysis of the Partnership's investment in equipment joint ventures is as follows:

                              Net Investment                       Equity in                              Net Investment
                               at Beginning                        Earnings                                   at End
Date                            of Period       Contributions      (Losses)          Distributions           of Period
----                            ---------       -------------      --------          -------------           ---------
                                                            (Amounts in Thousands)
Year Ended
  December 31, 1994             $     53          $  302              $  (104)          $     9              $     242
                                ========          ======              =======           =======              =========

Year Ended
 December 31, 1995              $    242          $    0              $   222           $   347              $     117
                                ========          ======              =======           =======              =========

Year Ended
  December 31, 1996             $    117          $    0              $   158           $   230              $      45
                                ========          ======              =======           =======              =========

         The aggregate combined financial information of the equipment joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                            1996      1995
                                                            ----      ----
                                                         (Amounts in Thousands)

         Cash and cash equivalents                         $  372    $  532
         Accounts receivable                                1,441     1,772
         Operating lease equipment                            525     1,021
         Other assets                                         512       691
                                                           ------    ------

              Total Assets                                 $2,850    $4,016
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

         Accounts payable                                  $  732    $  918
         Partners' capital                                  2,118     3,098
                                                           ------    ------

              Total Liabilities and Partners' Capital      $2,850    $4,016
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                               For the Years Ended December 31,
                                                   1996      1995      1994
                                                   ----      ----      ----
                                                     (Amounts in Thousands)

         Rental income                           $ 2,357   $ 3,595   $ 2,583
         Gain on sale of equipment                   850     1,637     1,096
         Other income                                131       717        71
                                                 -------   -------   -------

              Total Income                         3,338     5,949     3,750
                                                 -------   -------   -------

                                    EXPENSES
         Depreciation                                332     1,186     1,248
         Lease related operating expenses          1,385     2,832     2,378
         Management fee to the General Partner       119       286       199
         Other expenses                              125       268        62
                                                 -------   -------   -------

              Total Expenses                       1,961     4,572     3,887
                                                 -------   -------   -------

              Net Income (Loss)                  $ 1,377   $ 1,377   $  (137)
                                                 =======   =======   =======

         As of December 31, 1996 and 1995, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $2,000 and $5,000, respectively.

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in gross revenues of each equipment joint venture. Revenues subject to management fees at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Ventures.

         The Partnership foreclosed upon nonperforming outstanding notes receivable to cable television operators to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables were exchanged for interests (their capital contribution), on a pro rata basis, in newly formed joint ventures owned by the partnerships and managed by the General Partner. Title to the cable television systems is held by the joint ventures. Investments in the joint ventures are accounted for using the equity method of accounting.

         The joint venture investments of the Partnership, along with their percentage ownership is as follows:

                                                              Weighted
              Joint Venture                              Percentage Interest
              -------------                              -------------------

         Phoenix Black Rock Cable J.V.(4)                       81.22%
         Phoenix Pacific Northwest J.V.                         37.72
         Phoenix Glacier J.V.(1)                                45.78
         Phoenix Country Cable J.V.(3)                          40.00
         Phoenix Concept Cablevision, Inc.                      14.19
         Phoenix Independence Cable, LLC                        28.76

(1)  cable system sold and joint venture closed during 1993.
(2)  cable systems operations are consolidated during 1994, 1995 and 1996.
(3)  cable system sold during 1995 and joint venture closed during 1996.
(4)  cable system sold and joint venture closed during 1996.

         An analysis of the Partnership's net investment in foreclosed cable systems joint ventures at December 31, is as follows:

                              Net Investment                             Equity in                              Net Investment
                               at Beginning                              Earnings                                   at End
Date                            of Period        Contributions(1)        (Losses)           Distributions         of Period
----                            ---------        ----------------        --------           -------------         ---------
                                                                  (Amounts in Thousands)
Year Ended
  December 31, 1994               $1,956               $(1,218)               $ 22                $ 51               $709
                                  ======               =======                ====                ====               ====

Year Ended
  December 31, 1995               $  709               $   152                $ 18                $254               $625
                                  ======               =======                ====                ====               ====

Year Ended
  December 31, 1996               $  625               $     0                $(10)               $113               $502
                                  ======               =======                ====                ====               ====

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

     The aggregate combined financial information of the foreclosed cable systems joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                             1996      1995
                                                             ----      ----
                                                         (Amounts in Thousands)

    Cash and cash equivalents                              $  145    $  375
    Accounts receivable                                        78        88
    Property, plant and equipment                           2,022     2,176
    Cable subscriber lists and franchise rights                88       116
    Other assets                                               22        22
    Deferred income taxes                                     119       118
                                                           ------    ------

         Total Assets                                      $2,474    $2,895
                                                           ======    ======

                   LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $  376    $  323
    Partners' capital                                       2,098     2,572
                                                           ------    ------

         Total Liabilities and Partners' Capital           $2,474    $2,895
                                                           ======    ======


                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                                For the Years Ended December 31,
                                                    1996      1995      1994
                                                    ----      ----      ----
                                                    (Amounts in Thousands)

   Subscriber revenue                            $ 1,002    $ 1,077    $ 642
   Gain on sale of cable systems                      10         25     --
   Other income                                       20         12        3
                                                 -------    -------    -----

        Total Income                               1,039      1,114      645
                                                 -------    -------    -----

                                    EXPENSES

   Depreciation                                      326        321      160
   Program services                                  338        328      192
   General and administrative expenses               345        310      164
   Management fees to an affiliate of
     the General Partner                              53         48       28
   Provision for losses on accounts
     receivable                                       10         11        9
                                                 -------    -------    -----

        Total Expenses                             1,072      1,018      553
                                                 -------    -------    -----

        Net Income (Loss) Before Income Taxes        (33)        96       92
        Income tax expense                            (4)       (39)     (19)
                                                 -------    -------    -----

        Net Income (Loss)                        $   (37)   $    57    $  73
                                                 =======    =======    =====

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


Note 8.       Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                            1996      1995
                                                            ----      ----
                                                        (Amounts in Thousands)

    General Partner and affiliates                         $1,606    $2,086
    Equipment lease operations                                954     1,276
    Other                                                     287       275
                                                           ------    ------

         Total                                             $2,847    $3,637
                                                           ======    ======


Note 9.       Notes Payable.

         Notes payable consist of the following at December 31:

                                                           1996      1995
                                                           ----      ----
                                                       (Amounts in Thousands)

    Note payable to a bank, collateralized
      by the assets of the Partnership with
      interest tied to the bank's prime rate,
      with monthly payments of 30 months.                  $--       $329
                                                           ----      ----

      Total                                                $--       $329
                                                           ====      ====


Note 10.      Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership and its majority owned subsidiary are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31:

                      Reported Amounts        Tax Basis           Net Difference
                      ----------------        ---------           --------------
                                       (Amounts in Thousands)

1996
----

         Assets           $20,762               $22,275               $(1,513)
         Liabilities        2,628                 2,517                   111

1995
----

         Assets           $19,980               $23,407               $(3,427)
         Liabilities        3,876                 3,763                   113

Note 11.      Related Entities.

         The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 12.      Reimbursed Costs to the General Partner.

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

         The reimbursed administrative costs to the General Partner were $176,000, $321,000 and $403,000 for the years ended December 31, 1996, 1995 and
1994, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1996, 1995 and 1994 were $12,000, $112,000 and $264,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 13.      Net Income and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of consolidated net income and distributions, and the weighted average number of units outstanding of 516,716 for the years ended December 31, 1996, 1995 and 1994. For the purposes of allocating consolidated income (loss) and distributions to each individual limited partner, the Partnership allocates consolidated net income (loss) and distributions based upon each respective limited partner's net capital contributions.


Note 14.      Subsequent Events.

         In January 1997, cash distributions of $11,624,000 were made to the Limited Partners.


Note 15.      Business Segments.

         The Partnership currently operates in two business segments: the equipment leasing and financing industry and the cable TV industry. The operations in the cable TV industry are for the years ended December 31, 1996, 1995 and 1994. Information about the Partnership's operations in these two segments are as follows:

                                                1996        1995        1994
                                                ----        ----        ----
                                                  (Amounts in Thousands)

Total Revenues
         Equipment leasing and financing      $ 2,563     $ 4,422     $ 7,035
         Cable TV operations                    4,512         687         662
                                              -------     -------     -------
              Total                           $ 7,075     $ 5,109     $ 7,697
                                              =======     =======     =======

Net Income
         Equipment leasing and financing      $ 3,376     $ 3,695     $   810
         Cable TV operations                    1,166         105         135
                                              -------     -------     -------
              Total                           $ 4,542     $ 3,800     $   945
                                              =======     =======     =======

Identifiable Assets
         Equipment leasing and financing      $15,871     $18,643     $22,571
         Cable TV operations                    5,120       1,738       1,751
                                              -------     -------     -------
              Total                           $20,991     $20,381     $24,322
                                              =======     =======     =======

Depreciation and Amortization Expense
         Equipment leasing and financing      $   687     $   995     $ 3,399

         Cable TV operations                      926         154         150
                                              -------     -------     -------
              Total                           $ 1,613     $ 1,149     $ 3,549
                                              =======     =======     =======

Capital Expenditures
         Equipment leasing and financing      $  --       $ 6,146     $   147
         Cable TV operations                      337          49          32
                                              -------     -------     -------
              Total                           $   337     $ 6,195     $   179
                                              =======     =======     =======


Note 16.      Fair Value of Financial Instruments.

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

Securities, Available-for-Sale
The fair values of investments in available-for-sale securities are estimated based on quoted market prices.

Notes Payable
The  carrying   amount  of  the   Partnership's   variable  rate  notes  payable
approximates fair value.

         The estimated fair values of the Partnership's financial instruments at December 31, are as follows:

                                                         Carrying
                                                          Amount   Fair Value
                                                          ------   ----------
                                                        (Amounts in Thousands)

1996
----

         Assets
              Cash and cash equivalents                    $15,591   $15,591
              Notes receivable                                  58        58

1995
----

         Assets
              Cash and cash equivalents                    $ 3,619   $ 3,619
              Securities, available-for-sale                   559       559
              Notes receivable                              13,153    16,555
         Liabilities
              Notes payable                                    329       329


Note 17.      Pro Forma Information (Unaudited).

         As discussed in Note 1, on February 2, 1996, the Partnership entered into a Commercial Code Section 9505 Agreement with Concept Cablevision of Indiana, Inc., a cable television company that the Partnership had extended credit. As a result of this agreement, Phoenix Concept Cablevision of Indiana, L.L.C., a limited liability company and wholly owned subsidiary of the Partnership, was formed.

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

                                                    (Amounts in Thousands Except
                                                        for Per Unit Amounts)
                                                            (Unaudited)

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

         GUS CONSTANTIN, age 59, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         PARITOSH K. CHOKSI, age 43, is Senior Vice President, Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

         GARY W. MARTINEZ, age 46, is Senior Vice President and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         BRYANT J. TONG, age 42, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         CYNTHIA E. PARKS, age 41, is Vice President, General Counsel and Assistant Secretary of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

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

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P.

              Phoenix  Income  Fund,  L.P.
              Phoenix  High  Tech/High  Yield Fund
              Phoenix  Leasing Cash Distribution Fund IV
              Phoenix  Leasing Cash Distribution Fund II
              Phoenix  Leasing  Income  Fund VII
              Phoenix Leasing  Income  Fund VI
              Phoenix  Leasing  Growth  Fund  1982 and
              Phoenix Leasing Income Fund 1977


Item 11.      Executive Compensation.

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner and its affiliate.

         (A)                       (B)                                    (C)                                   (D)

                                                                  Cash and cash-                           Aggregate of
Name of Individual           Capacities in                        equivalent forms                        contingent forms
or persons in group          which served                         of remuneration                         of remuneration
-------------------          ------------            ---------------------------------------------        ----------------
                                                              (C1)                     (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                --------------------------    -----------------------
                                                                 (Amounts in Thousands)
Phoenix Leasing
  Incorporated               General Partner            $    153(1)                    $   0                    $   0

Phoenix Cable                                                571(1)                        0                        0
 Managment, Inc.             Manager                    --------                       -----                    -----

                                                        $    724                       $   0                    $   0
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


Item 13.      Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                       Page No.
                                                                       --------
(a)      1.   Financial Statements:

              Consolidated Balance Sheets as of December 31,
                1996 and 1995                                             13
              Consolidated Statements of Operations for the
                Years Ended December 31, 1996, 1995 and 1994              14
              Consolidated Statements of Partners' Capital for
                the Years Ended December 31, 1996, 1995 and 1994          15
              Consolidated Statements of Cash Flows for the Years
                Ended December 31, 1996, 1995 and 1994                    16
              Notes to Consolidated Financial Statements               17-30

         2.   Financial Statement Schedule:

              Schedule II - Valuation and Qualifying Accounts
              and Reserves                                                35

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1996.

(c)      Exhibits

         21.  Additional Exhibits

              a)  Balance Sheet of Phoenix Leasing Incorporated     E21 1-12

              b)  Listing of all subsidiaries of the Registrant:

                  Phoenix  Black  Rock  Cable   J.V.,   a   California   general
                    partnership and majority (81.22%) owned subsidiary.
                  Phoenix  Concept  Cablevision of Indiana,  LLC, a wholly owned
                    Subsidiary.
                  Phoenix  Grassroots  Cable System,  LLC, a wholly
                    owned Subsidiary.

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

                                     PHOENIX LEASING CASH DISTRIBUTION FUND III
                                                    (Registrant)

                                     BY:    PHOENIX LEASING INCORPORATED,
                                            A CALIFORNIA CORPORATION
                                            GENERAL PARTNER


         Date:  March 25, 1997       By:    /S/  GUS CONSTANTIN
                --------------              -------------------
                                            Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                     Title                          Date
         ---------                     -----                          ----


/S/ GUS CONSTANTIN      President, Chief Executive Officer and a  March 25, 1997
----------------------- Director of Phoenix Leasing Incorporated  --------------
(Gus Constantin)        General Partner


/S/  PARITOSH K. CHOKSI Chief Financial Officer,                  March 25, 1997
----------------------- Senior Vice President,                    --------------
(Paritosh K. Choksi)    Treasurer and a Director of
                        Phoenix Leasing Incorporated
                        General Partner


/S/  BRYANT J. TONG     Senior Vice President,                    March 25, 1997
----------------------  Financial Operations of                   --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Incorporated
                        General Partner


/S/  GARY W. MARTINEZ   Senior Vice President and a Director of   March 25, 1997
----------------------  Phoenix Leasing Incorporated              --------------
(Gary W. Martinez)      General Partner


/S/  MICHAEL K. ULYATT  Partnership Controller                    March 25, 1997
----------------------- of Phoenix Leasing Incorporated           --------------
(Michael K. Ulyatt)     General Partner

                                                                                                       Page 35 of 35

                                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

                                                  SCHEDULE II
                                            (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                     COLUMN B           COLUMN C        COLUMN D        COLUMN E         COLUMN F
           Classification                 Balance at         Charged to      Charged to      Deductions       Balance at
                                         Beginning of         Expense         Revenue                           End of
                                            Period                                                              Period
-------------------------------------   -------------        ----------      ----------      ----------       ----------

Year ended December 31, 1994
   Allowance for losses on accounts
     receivable                              $  597(1)          $  6          $   32          $  179          $  392
   Allowance for early termination
     of financing leases                        228                0               0              99             129
   Allowance for losses on notes
     receivable                               7,781              576               0               0           8,357
                                             ------             ----          ------          ------          ------

     Totals                                  $8,606             $582          $   32          $  278          $8,878
                                             ======             ====          ======          ======          ======


Year ended December 31, 1995
   Allowance for losses on accounts
     receivable                              $  392             $183          $    0          $  512          $   63
   Allowance for early termination
     of financing leases                        129                0               0              48              81
   Allowance for losses on notes
     receivable                               8,357                0           2,428           2,049           3,880
                                             ------             ----          ------          ------          ------

     Totals                                  $8,878             $183          $2,428          $2,609          $4,024
                                             ======             ====          ======          ======          ======


Year ended December 31, 1996
   Allowance for losses on accounts
     receivable                              $   63             $  8          $    0          $   15          $   56
   Allowance for early termination
     of financing leases                         81                0              81               0               0
   Allowance for losses on notes
     receivable                               3,880                0           2,260           1,016             604
                                             ------             ----          ------          ------          ------

     Totals                                  $4,024             $  8          $2,341          $1,031          $  660
                                             ======             ====          ======          ======          ======


(1)  Includes allowance for losses on accounts receivable of $4,000 for a subsidiary which in prior years was not consolidated