Form 10QSB
period 1997-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1997-05-14
CIK 822690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

            California                                     68-0062480
-----------------------------------           ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California              94901-5527
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

                                 Yes _X_    No ___

516,716 Units of Limited Partnership Interest were outstanding as of March 31, 1997.

Transitional small business disclosure format:

                                 Yes ___    No _X_

                          Part I. Financial Information
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         March 31, December 31,
                                                           1997        1996
                                                           ----        ----
ASSETS
Cash and cash equivalents                                $ 4,228    $ 15,591

Accounts receivable (net of allowance for losses
   on accounts receivable of $59 and $56 at
   March 31, 1997 and December 31, 1996, respectively)       231          89

Notes receivable (net of allowance for losses on
   notes receivable of $604 at March 31, 1997 and
   December 31, 1996)                                         54          58

Equipment on operating leases and held for lease (net
   of accumulated depreciation of $12,203 and $12,885
   at March 31, 1997 and December 31, 1996, respectively)   --             1

Cable systems, property and equipment (net of
   accumulated depreciation of $308 and $239 at March 31,
   1997 and December 31, 1996, respectively)               3,196       3,215

Cable subscriber lists (net of accumulated amortization
   of $238 and $189 at March 31,1997 and December 31,
   1996, respectively)                                     1,277       1,464

Investment in joint ventures                                 526         547

Capitalized acquisition fees (net of accumulated
   amortization of $8,265 at March 31, 1997 and
   December 31, 1996)                                         11          11

Other assets                                                  26          15
                                                         -------    --------

     Total Assets                                        $ 9,549    $ 20,991
                                                         =======    ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                 $ 2,718    $  2,847

   Minority interest in subsidiary                             9           9
                                                         -------    --------

     Total Liabilities                                     2,727       2,856
                                                         -------    --------

Partners' Capital

   General Partner                                           (23)        (25)

   Limited Partners, 600,000 units authorized, 528,151
     units issued and 516,716 units outstanding at
     March 31, 1997 and December 31, 1996                  6,845      18,160
                                                         -------    --------

     Total Partners' Capital                               6,822      18,135
                                                         -------    --------

     Total Liabilities and Partners' Capital             $ 9,549    $ 20,991
                                                         =======    ========




        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                           1997        1996
                                                           ----        ----
INCOME
   Rental income                                          $  152     $   414
   Gain on sale of cable system                             --         1,212
   Interest income, notes receivable                           3          49
   Cable subscriber revenue                                  415         666
   Gain on sale of securities                                151          24
   Other income                                               70         128
                                                          ------     -------

     Total Income                                            791       2,493
                                                          ------     -------

EXPENSES
   Depreciation and amortization                             102         764
   Lease related operating expenses                           13          48
   Program service, cable system                             126         183
   Management fees to General Partner and affiliate           30         182
   Reimbursed administrative costs to General Partner         45          45
   Provision for (recovery of) losses on receivables           4      (2,109)
   Legal expense                                              25         122
   General and administrative expenses                       135         183
                                                          ------     -------

     Total Expenses                                          480        (582)
                                                          ------     -------

NET INCOME BEFORE MINORITY INTEREST                          311       3,075

Minority interest in earnings of subsidiary                 --          (209)
                                                          ------     -------

NET INCOME                                                $  311     $ 2,866
                                                          ======     =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                   $  .60     $  5.49
                                                          ======     =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                $22.50     $  3.78
                                                          ======     =======

ALLOCATION OF NET INCOME:
     General Partner                                      $    2     $    29
     Limited Partners                                        309       2,837
                                                          ------     -------
                                                          $  311     $ 2,866
                                                          ======     =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                            1997         1996
                                                            ----         ----
Operating Activities:
   Net income                                             $    311     $ 2,866
   Adjustments to reconcile net income to net
     cash provided  by operating activities:
       Depreciation and amortization                           102         764
       Gain on sale of cable system                           --        (1,212)
       Gain on sale of equipment                               (20)         (8)
       Equity in earnings from joint ventures, net             (12)        (55)
       Recovery of losses on notes receivable                 --        (2,035)
       Recovery of early termination, financing leases        --           (81)
       Provision for losses on accounts receivable               4           7
       Gain on sale of securities                             (151)        (24)
       Increase in accounts receivable                          (7)       (208)
       Increase (decrease) in accounts payable and
         accrued expenses                                     (113)        240
       Increase in other assets                                (11)         (1)
       Minority interest in earnings of subsidiary            --           209
       Other                                                  --           217
                                                          --------     -------

Net cash provided by operating activities                      103         679
                                                          --------     -------

Investing Activities:
   Principal payments, notes receivable                          4         367
   Proceeds from sale of cable system                         --         2,583
   Proceeds from sale of equipment                              21          26
   Proceeds from sale of securities                            151          24
   Distributions from joint ventures                            33          33
   Cable systems, property and equipment                       (51)        (59)
                                                          --------     -------

Net cash provided by investing activities                      158       2,974
                                                          --------     -------

Financing Activities:
   Payments of principal, notes payable                       --          (200)
   Distributions to partners                               (11,624)     (1,954)
   Distributions to minority partners                         --          (485)
                                                          --------     -------

Net cash used by financing activities                      (11,624)     (2,639)
                                                          --------     -------

Increase (decrease) in cash and cash equivalents           (11,363)      1,014

Cash and cash equivalents, beginning of period              15,591       3,619
                                                          --------     -------

Cash and cash equivalents, end of period                  $  4,228     $ 4,633
                                                          ========     =======

Supplemental Cash Flow Information:
   Cash paid for interest expense                         $   --       $     6

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

Note 2.       Reclassification.

         Reclassification - Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At March 31, 1997, the recorded investment in notes that are considered to be impaired was $658,000 for which the related allowance for losses was $604,000. The average recorded investment in impaired loans during the three months ended March 31, 1997 was approximately $658,000.

         At March 31, 1996, the recorded investment in notes that are considered to be impaired was $2,596,000 for which the related allowance for losses was $1,584,000. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $2,596,000.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                              1997          1996
                                              ----          ----
                                              (Amounts in Thousands)


           Beginning balance                  $  604       $ 3,880
             Provision for losses                --         (2,035)
             Write downs                         --           --
                                              ------       -------
           Ending balance                     $  604       $ 1,845
                                              ======       =======

Note 5.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,716 for the three months ended March 31, 1997 and 1996. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                                March 31,    December 31,
                                                  1997           1996
                                                  ----           ----
                                                 (Amounts in Thousands)

         Assets                                  $2,632         $2,851
         Liabilities                                716            733
         Partners' Capital                        1,916          2,118

                                                    Three Months Ended
                                                        March 31,
                                                   1997           1996
                                                   ----           ----
                                                 (Amounts in Thousands)

          Revenue                                $  556         $  893
          Expenses                                  321            566
          Net Income                                235            327

Foreclosed Cable Systems Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                 March 31,    December 31,
                                                   1997           1996
                                                   ----           ----
                                                  (Amounts in Thousands)

         Assets                                  $ 2,198        $ 2,203
         Liabilities                                 412            377
         Partners' Capital                         1,786          1,826

                                                    Three Months Ended
                                                        March 31,
                                                   1997           1996
                                                   ----           ----
                                                 (Amounts in Thousands)

         Revenue                                 $   245        $   247
         Expenses                                    277            276
         Net Loss                                    (32)           (29)

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiaries (the Partnership) reported net income of $311,000 for the three months ended March 31, 1997, as compared to net income of $2,866,000 for the same period in 1996. The $2,555,000 decrease in net income during the three months ended March 31, 1997, as compared to the same period in 1996, is primarily attributable to the absence of a gain on sale of cable system, as compared to $1,212,000 during the same period in 1996 and an increase in provision for losses on receivables of $2,113,000.

         During the three months ended March 31, 1996, Phoenix Black Rock Cable J.V., a wholly owned subsidiary of Phoenix Leasing Cash Distribution Fund III, sold the assets of its cable television system for $2.6 million in cash. As a result of this sale, the Partnership recognized a gain on sale of $1,240,000.

         During the three months ended March 31, 1996, the Partnership entered into agreements with two cable television system operators to transfer all of the assets of the cable television systems in satisfaction of defaulted notes receivable from these cable television system operators. The assets of these cable television systems were transferred to newly formed limited liability companies, Phoenix Concept Cablevision of Indiana, L.L.C. and Phoenix Grassroots Cable Systems, L.L.C. On August 30, 1996, the Partnership subsequently sold the assets of Phoenix Grassroots Cable Systems, L.L.C.

         Upon the transfer of these two cable television systems, the Partnership reduced its allowance for loan losses by $2,109,000 during the three months ended March 31, 1996. This reduction in the allowance for loan losses was recognized as income during the period.

         Total revenues decreased by $1,702,000 during the three months ended March 31, 1997, when compared to the same period in 1996. This decrease is primarily the result of an absence of a gain on the sale of a cable system, as previously discussed, and decreases in rental income of $262,000 and cable subscriber revenue of $251,000 for the three months ended March 31, 1997, compared to 1996. Rental income declined primarily as the result of a decrease in the amount of equipment owned by the Partnership. At March 31, 1997, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $13 million, as compared to $18.9 million at March 31, 1996.

         The decline in cable subscriber revenue of $251,000 for the three months ended March 31, 1997, compared to the same period in 1996, is attributable to the sale of the assets of the cable system owned by Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable Systems, L.L.C. As a result of the sale of the assets, Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable System, L.L.C. ceased operations.

         Total expenses increased by $1,062,000 for the three months ended March 31, 1997, as compared to the same period in 1996. The increase in total expenses for the period is primarily due to an adjustment to the provision for losses on receivables of $2,113,000 during 1996, as previously discussed. The Partnership reported a decrease in depreciation and amortization of $662,000 for the three months ended March 31, 1997, compared to the prior year. The decrease in depreciation and amortization expense is a result of the Partnership's equipment being fully depreciated.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from cable subscriber revenues and from its contractual obligations with lessees and borrowers for fixed payment terms. As the initial lease terms of the leases expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting contractual amounts and releasing and selling the Partnership's equipment as it comes off lease. As another source of liquidity, the Partnership owns cable television systems, has investments in foreclosed cable system joint ventures and investments in leasing joint ventures.

         The net cash generated by operating activities was $103,000 during the three months ended March 31, 1997, as compared to $679,000 during the same period in 1996. This decrease is primarily due to a decline in rental income and cable subscriber revenue.

         During the three months ended March 31, 1996, the Partnership received proceeds of $2.6 million for the sale of a cable system owned by Phoenix Black Rock Cable J.V., a majority owned subsidiary of the Partnership. This cable system was sold on January 17, 1996.

         During the three months ended March 31, 1997, the Partnership reported a decrease in principal payments from notes receivable of $363,000, compared to the same period in 1996. This decrease is reflective of the decline in notes receivable, as reported on the balance sheet at March 31, 1997.

         As of March 31, 1997, the Partnership owned equipment held for lease with an aggregate original cost of $2,565,000 and a net book value of $0, compared to $3,615,000 and $10,000, respectively, as of March 31, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

         The cash distributed to limited partners during both the three months ended March 31, 1997 and 1996 was $11,624,000 and $1,954,000, respectively. As a result, the cumulative cash distributions to the limited partners are $109,803,000 and $98,179,000 as of March 31, 1997 and 1996, respectively. The
General Partner did not receive cash distributions during the three months ended March 31, 1997 and 1996. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account.

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from Partnership leasing operations will also decline. As the cash generated by operations continues to decline, the rate of cash distributions made to limited partners will also decline. The first annual distribution was made on January 15, 1997. As a result of the sale of certain cable television systems and the settlement of an impaired note receivable during 1996, the Partnership distributed the excess cash provided by these events on the January 15, 1997 distribution.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses and to provide for distributions to partners.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 March 31, 1997

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

                               PHOENIX LEASING CASH DISTRIBUTION FUND III,
                               -------------------------------------------
                                    A CALIFORNIA LIMITED PARTNERSHIP
                                    --------------------------------
                                             (Registrant)

      Date                          Title                  Signature
      ----                          -----                  ---------




  May 13, 1997           Chief Financial Officer,       /S/ PARITOSH K. CHOKSI
----------------------   Senior Vice President,        -----------------------
                         Treasurer and a Director of   (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


  May 13, 1997           Senior Vice President,          /S/ BRYANT J. TONG
-----------------------  Financial Operations of        ----------------------
                         (Principal Accounting Officer) (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


  May 13, 1997           Senior Vice President           /S/ GARY W. MARTINEZ
-----------------------  and a Director of              ----------------------
                         Phoenix Leasing Incorporated   (Gary W. Martinez)
                         General Partner


  May 13, 1997           Partnership Controller of       /S/ MICHAEL K. ULYATT
-----------------------  Phoenix Leasing Incorporated   ----------------------
                         General Partner                (Michael K. Ulyatt)