Form 10QSB
period 1997-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1997-08-13
CIK 822690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-16615
                                                -------

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

           California                                      68-0062480
--------------------------------              ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California            94901-5527
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

                              Yes __X__                    No _____

516,716 Units of Limited Partnership Interest were outstanding as of June 30, 1997.

Transitional small business disclosure format:

                              Yes _____                    No __X__

                          Part I. Financial Information
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1997       1996
                                                            ----       ----
ASSETS
Cash and cash equivalents                                $  4,489    $ 15,591

Accounts receivable (net of allowance
  for losses on accounts receivable of
  $63 and $56 at June 30, 1997 and
  December 31, 1996, respectively)                            219          89

Notes receivable (net of allowance for
  losses on notes receivable of $604 at
  June 30, 1997 and December 31, 1996)                         50          58

Equipment on operating leases and held
  for lease (net of accumulated depreciation
  of  $11,632 and $12,885 at June 30, 1997
  and December 31, 1996, respectively)                       --             1

Cable systems, property and equipment (net of
  accumulated depreciation of $378 and $239 at
  June 30, 1997 and December 31, 1996, respectively)        3,164       3,215

Cable subscriber lists (net of accumulated
  amortization of  $286 and $189 at June 30,
  1997 and December 31, 1996, respectively)                 1,230       1,464

Investment in joint ventures                                  524         547

Capitalized acquisition fees (net of accumulated
  amortization of $8,266 and $8,265 at June 30,
  1997 and December 31, 1996)                                  11          11

Other assets                                                   32          15
                                                         --------    --------

     Total Assets                                        $  9,719    $ 20,991
                                                         ========    ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                 $  2,728    $  2,847

   Minority interest in subsidiary                              1           9
                                                         --------    --------

     Total Liabilities                                      2,729       2,856
                                                         --------    --------

Partners' Capital

   General Partner                                            (22)        (25)

   Limited Partners, 600,000 units authorized,
    528,151 units issued and 516,716 units
    outstanding at June 30, 1997 and December 31, 1996      7,012      18,160
                                                         --------    --------

     Total Partners' Capital                                6,990      18,135
                                                         --------    --------

     Total Liabilities and Partners' Capital             $  9,719    $ 20,991
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
                                   (Unaudited)

                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                            1997     1996      1997      1996
                                            ----     ----      ----      ----
INCOME
   Rental income                            $ 76   $   175    $  203   $   588
   Gain (adjustment to gain) on
     sale of cable system                    --        (35)     --       1,178
   Cable subscriber revenue                  436     1,066       852     1,732
   Equity in earnings from joint
     ventures, net                            35        73        47       128
   Gain on sale of securities                --       --         150        24
   Other income                               81       122       208       245
                                            ----   -------    ------   -------
     Total Income                            628     1,401     1,460     3,895
                                            ----   -------    ------   -------

EXPENSES
   Depreciation and amortization             118       410       219     1,174
   Lease related operating expenses            8        24        22        72
   Program service, cable system             133       328       266       511
   Management fees to General Partner and
     affiliate                                23        64        53       246
   Reimbursed administrative costs
     to General Partner                       29        42        74        87
   Provision for (recovery of) losses on
     receivables                               4        11         9    (2,099)
   Legal expense                              13        78        38       200
   General and administrative expenses       139       278       307       463
                                            ----   -------    ------   -------
     Total Expenses                          467     1,235       988       654
                                            ----   -------    ------   -------

NET INCOME BEFORE MINORITY INTEREST          161       166       472     3,241

Minority interest in losses (earnings)
     of subsidiary                             8         5         8      (203)
                                            ----   -------    ------   -------

NET INCOME                                  $169   $   171    $  480   $ 3,038
                                            ====   =======    ======   =======


NET INCOME PER LIMITED
PARTNERSHIP UNIT                            $.32   $   .33    $  .92   $  5.82
                                            ====   =======    ======   =======

DISTRIBUTIONS PER LIMITED
PARTNERSHIP UNIT                            $--    $  --      $22.50   $  3.78
                                            ====   =======    ======   =======

ALLOCATION OF NET INCOME:
     General Partner                        $  1   $     1    $    3   $    31
     Limited Partners                        168       170       477     3,007
                                            ----   -------    ------   -------
                                            $169   $   171    $  480   $ 3,038
                                            ====   =======    ======   =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                         1997          1996
                                                         ----          ----
Operating Activities:
   Net income                                          $    480      $  3,038
   Adjustments to reconcile net income to net
     cash provided  by operating activities:
       Depreciation and amortization                        219         1,174
       Gain on sale of cable system                        --          (1,178)
       Gain on sale of equipment                            (23)          (36)
       Equity in earnings from joint
        ventures, net                                       (47)         (128)
       Recovery of  losses on notes receivable             --          (2,035)
       Provision for losses on accounts receivable            9            17
       Recovery of early termination,
        financing leases                                   --             (81)
       Gain on sale of securities                          (150)          (24)
       Increase in accounts receivable                     --            (131)
       Increase (decrease) in accounts payable
        and accrued expenses                               (103)          170
       Increase in other assets                             (17)           (2)
       Minority interest in earnings (losses)
        of subsidiary                                        (8)          203
       Other                                               --             218
                                                       --------      --------

       Net cash provided by operating activities            360         1,205
                                                       --------      --------

Investing Activities:
   Principal payments, notes receivable                       8           566
   Proceeds from sale of cable system                      --           2,586
   Proceeds from sale of equipment                           24            57
   Proceeds from sale of securities                         150            24
   Distributions from joint ventures                         70           114
   Cable systems, property and equipment                    (89)         (124)
                                                       --------      --------

Net cash provided by investing activities                   163         3,223
                                                       --------      --------

Financing Activities:
   Payments of principal, notes payable                    --            (729)
   Distributions to partners                            (11,625)       (1,954)
   Distributions to minority partners                      --            (505)
                                                       --------      --------

Net cash used by financing activities                   (11,625)       (3,188)
                                                       --------      --------

Increase (decrease) in cash and
 cash equivalents                                       (11,102)        1,240

Cash and cash equivalents, beginning
 of period                                               15,591         3,619
                                                       --------      --------

Cash and cash equivalents, end of period               $  4,489      $  4,859
                                                       ========      ========

Supplemental Cash Flow Information:
   Cash paid for interest expense                      $   --        $     26

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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At June 30, 1997, the recorded investment in notes that are considered to be impaired was $654,000 for which the related allowance for losses was $604,000. The average recorded investment in impaired loans during the six months ended June 30, 1997 was approximately $656,000.

         At June 30, 1996, the recorded investment in notes that are considered to be impaired was $2,396,000 for which the related allowance for losses was $1,584,000. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $2,496,000.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:
                                                    1997              1996
                                                    ----              ----
                                                    (Amounts in Thousands)

         Beginning balance                        $     604        $   3,880
              Provision for losses                      -             (2,035)
              Write downs                               -                -
                                                  ---------        ---------
         Ending balance                           $     604        $   1,845
                                                  =========        =========

Note 5.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,716 for the six months ended June 30, 1997 and 1996. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                        June 30,       December 31,
                                         1997             1996
                                         ----             ----
                                         (Amounts in Thousands)

         Assets                        $  2,545        $  2,851
         Liabilities                        814             733
         Partners' Capital                1,731           2,118


                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                 1997        1996       1997          1996
                                 ----        ----       ----          ----
                                         (Amounts in Thousands)

         Revenue               $ 636       $ 994        $  1,192      $ 1,887
         Expenses                348         522             669        1,088
         Net Income              288         472             523          799

Foreclosed Cable Systems Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                        June 30,       December 31,
                                         1997             1996
                                         ----             ----
                                        (Amounts in Thousands)

         Assets                        $  2,245        $  2,203
         Liabilities                        472             377
         Partners' Capital                1,773           1,826

                               Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                1997         1996       1997         1996
                                ----         ----       ----         ----
                                         (Amounts in Thousands)

         Revenue              $  260       $  278     $  505       $  524
         Expenses                274          268        551          543
         Net Income (Loss)       (14)          10        (46)         (19)

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiaries (the Partnership) reported net income of $169,000 and $480,000 for the three and six months ended June 30, 1997, respectively, as compared to net income of $171,000 and $3,038,000 for the same periods in 1996. Net income for the three months ended June 30, 1997 compared to the same period in 1996 remained relatively the same; however, net income decreased by $2,558,000 for the six months ended June 30, 1997, as compared to the same period in 1996. The decrease in net income experienced during the six months ended June 30, 1997 is primarily attributable to the absence of a gain on sale of cable system, as compared to the gain of $1,178,000 reported during the same period in 1996 and an increase in provision for losses on receivables of $2,108,000.

         During the six months ended June 30, 1996, Phoenix Black Rock Cable J.V., a wholly owned subsidiary of Phoenix Leasing Cash Distribution Fund III, sold the assets of its cable television system for $2.6 million in cash. As a result of this sale, the Partnership recognized a gain on sale of $1,178,000.

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

         Upon the transfer of these two cable television systems, the Partnership reduced its allowance for loan losses by $2,035,000 during the six months ended June 30, 1996. This reduction in the allowance for loan losses was recognized as income during the period.

         Total revenues decreased by $775,000 and $2,477,000 during the three and six months ended June 30, 1997, respectively, when compared to the same periods in 1996. The decline in total revenues for the three months ended June 30, 1997, compared to 1996, is primarily the result of a reduction in cable subscriber revenues. In addition to the reduction in cable subscriber revenues, the absence of a gain on sale of cable system and the decline in rental income contributed to the decrease in total revenues for the six months ended June 30, 1997, compared to the same period in 1996.

         The decline in cable subscriber revenue of $630,000 and $880,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996, is attributable to the sale of the assets of the cable system owned by Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable Systems, L.L.C. As a result of the sale of the assets, Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable System, L.L.C. ceased operations.

         Rental income decreased by $99,000 and $385,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996, primarily as the result of a decrease in the amount of equipment owned by the Partnership. At June 30, 1997, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $12.4 million, as compared to $16.4 million at June 30, 1996.

         Total expenses decreased by $770,000 for the three months ended June 30, 1997, as compared to the same period in 1996 but increased by $292,000 for the six months ended June 30, 1997, as compared to the same period in 1996. During the three and six months ended June 30, 1997, the Partnership experienced decreases in depreciation and amortization, program service and general and administrative expenses. These factors contributed to the decrease in total expenses for the three months ended June 30, 1997, as compared to the prior year. However, the increase in provision for losses on receivables, as previously discussed, more than offset these factors for the six months ended June 30, 1997, compared to the same period in 1996.

         The  decreases  in  depreciation   and  amortization  of  $292,000  and
$955,000, program service of $195,000 and $252,000 and general and administrative expenses of $141,000 and $191,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in the prior year, are all a result of the sale of assets in several Subsidiaries of the Partnership. As a result of the sale of assets, these Subsidiaries ceased operations. The decrease in depreciation and amortization expense for the three and six months ended June 30, 1997 is also a result of the Partnership's equipment being fully depreciated.

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

         The net cash generated by operating activities was $360,000 during the six months ended June 30, 1997, as compared to $1,205,000 during the same period in 1996. This decrease is primarily due to a decline in rental income and cable subscriber revenue.

         During the six months ended June 30, 1996, the Partnership received proceeds of $2.6 million for the sale of a cable system owned by Phoenix Black Rock Cable J.V., a majority owned subsidiary of the Partnership. This cable system was sold on January 17, 1996.

         During the six months ended June 30, 1997, the Partnership reported a decrease in principal payments from notes receivable of $558,000, compared to the same period in 1996. This decrease is reflective of the decline in notes receivable, as reported on the balance sheet at June 30, 1997.

         The Partnership received proceeds from the sale of securities of $150,000 for the six months ended June 30, 1997, compared to $24,000 for the same period in 1996. The securities sold during both 1996 and 1997 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of a financing agreement with several emerging growth companies.

         As of June 30, 1997, the Partnership owned equipment held for lease with an aggregate original cost of $3,196,000 and a net book value of $0, compared to $3,653,000 and $1,000, respectively, as of June 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

         The cash distributed to limited partners during both the six months ended June 30, 1997 and 1996 was $11,625,000 and $1,954,000, respectively. As a result, the cumulative cash distributions to the limited partners are $109,804,000 and $98,179,000 as of June 30, 1997 and 1996, respectively. The
General Partner did not receive cash distributions during the six months ended June 30, 1997 and 1996. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account.

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from Partnership leasing operations will also decline. As the cash generated by operations continues to decline, the rate of cash distributions made to limited partners will also decline. The Partnership currently distributes on an annual basis with the first annual distribution being made on January 15, 1997. As a result of the sale of certain cable television systems and the settlement of an impaired note receivable during 1996, the Partnership included the excess cash provided by these events in the January 15, 1997 distribution.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's continuing operational expenses and to provide for distributions to partners.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  June 30, 1997

                           Part II. Other Information.


Item 1.     Legal Proceedings.  Inapplicable

Item 2.     Changes in Securities.  Inapplicable

Item 3.     Defaults Upon Senior Securities.  Inapplicable

Item 4.     Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.     Other Information.  Inapplicable

Item 6.     Exhibits and Reports on 8-K:

            a)  Exhibits:

                (27)       Financial Data Schedule

            b)  Reports on 8-K:

                One report, dated June 16, 1997, on Form 8-K was filed during the quarter ending June 30, 1997, pursuant to Item 4 and Item 7 of that form. No financial statements were filed as part of that report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PHOENIX LEASING CASH DISTRIBUTION FUND III,
                                     -------------------------------------------
                                         A CALIFORNIA LIMITED PARTNERSHIP
                                     -------------------------------------------
                                                  (Registrant)


     Date                  Title                                Signature
     ----                  -----                                ---------


August 13, 1997     Senior Vice President                 /S/ GARY W. MARTINEZ
---------------     and a Director of                     ----------------------
                    Phoenix Leasing Incorporated          (Gary W. Martinez)
                    General Partner


August 13, 1997     Chief Financial Officer,              /S/ PARITOSH K. CHOKSI
---------------     Senior Vice President,                ----------------------
                    Treasurer and a Director of           (Paritosh K. Choksi)
                    Phoenix Leasing Incorporated
                    General Partner


August 13, 1997     Senior Vice President,                /S/ BRYANT J. TONG
---------------     Financial Operations of               ----------------------
                    (Principal Accounting Officer)        (Bryant J. Tong)
                    Phoenix Leasing Incorporated
                    General Partner


August 13, 1997     Partnership Controller of             /S/ MICHAEL K. ULYATT
---------------     Phoenix Leasing Incorporated          ----------------------
                    General Partner                       (Michael K. Ulyatt)