Form 10QSB
period 1997-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1997-11-12
CIK 822690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1997

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
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

          California                                      68-0062480
------------------------------               -----------------------------------
     State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                  94901-5527
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

                               Yes __X__ No _____

516,716 Units of Limited Partnership Interest were outstanding as of September 30, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                     September 30,  December 31,
                                                         1997           1996
                                                       --------       --------
ASSETS
Cash and cash equivalents                              $  2,794       $ 15,591

Accounts receivable (net of allowance for
   losses on accounts receivable of $75 and
   $56 at September 30, 1997 and December 31,
   1996, respectively)                                      194             89

Notes receivable (net of allowance for losses
   on notes receivable of $604 at September 30,
   1997 and December 31, 1996)                               45             58

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $11,264
   and $12,885 at September 30, 1997 and December
   31, 1996, respectively)                                 --                1

Cable systems, property and equipment (net of
   accumulated depreciation of $449 and $239 at
   September 30, 1997 and December 31, 1996,
   respectively)                                          3,138          3,215

Cable subscriber lists (net of accumulated
   amortization of $333 and $189 at September 30,
   1997 and December 31, 1996, respectively)              1,182          1,464

Investment in joint ventures                                451            547

Capitalized acquisition fees (net of accumulated
   amortization of $8,265 at September 30, 1997
   and December 31, 1996)                                    11             11

Other assets                                                 38             15
                                                       --------       --------

     Total Assets                                      $  7,853       $ 20,991
                                                       ========       ========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities

   Accounts payable and accrued expenses               $    579       $  2,847

   Minority interest in subsidiary                         --                9
                                                       --------       --------

     Total Liabilities                                      579          2,856
                                                       --------       --------

Partners' Capital (Deficit)

   General Partner                                          (18)           (25)

   Limited Partners, 600,000 units authorized,
     528,151 units issued and 516,716 units
     outstanding at September 30, 1997 and
     December 31, 1996                                    7,292         18,160
                                                       --------       --------

     Total Partners' Capital (Deficit)                    7,274         18,135
                                                       --------       --------

     Total Liabilities and Partners' Capital
      (Deficit)                                        $  7,853       $ 20,991
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
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                            1997      1996      1997      1996
                                          -------   -------   -------   -------
INCOME
   Rental income                          $   106   $   197   $   310   $   785
   Gain on sale of cable systems              169       332       169     1,510
   Cable subscriber revenue                   426       977     1,278     2,709
   Interest income, notes receivable           78        11       107        73
   Equity in earnings (losses) from
    joint ventures, net                       (40)       68         6       196
   Gain on sale of securities                   1       102       151       125
   Other income                                58       122       237       306
                                          -------   -------   -------   -------
     Total Income                             798     1,809     2,258     5,704
                                          -------   -------   -------   -------

EXPENSES
   Depreciation and amortization              119       308       338     1,482
   Lease related operating expenses             5        10        26        82
   Program service, cable system              127       270       394       781
   Management fees to General Partner
    and affiliate                              33       410        86       655
   Reimbursed administrative costs to
    General Partner                            25        42       100       130
   Provision for (recovery of) losses
    on receivables                             32      (124)       40    (2,223)
   Legal expense                               21        22        59       222
   General and administrative expenses        150       266       457       729
                                          -------   -------   -------   -------
     Total Expenses                           512     1,204     1,500     1,858
                                          -------   -------   -------   -------

NET INCOME BEFORE MINORITY INTEREST           286       605       758     3,846

Minority interest in losses (earnings)
 of subsidiary                                 (2)       (2)        6      (205)
                                          -------   -------   -------   -------

NET INCOME                                $   284   $   603   $   764   $ 3,641
                                          =======   =======   =======   =======


NET INCOME PER LIMITED
PARTNERSHIP UNIT                          $   .55   $  1.16   $  1.47   $  6.98
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
PARTNERSHIP UNIT                          $  --     $  --     $ 22.50   $  3.78
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $     3   $     6   $     6   $    37
     Limited Partners                         281       597       758     3,604
                                          -------   -------   -------   -------
                                          $   284   $   603   $   764   $ 3,641
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                             1997      1996
                                                           --------  --------
Operating Activities:
   Net income                                              $    764  $  3,641
   Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
       Depreciation and amortization                            338     1,482
       Gain on sale of cable systems                           (169)   (1,510)
       Gain on sale of equipment                                (51)      (51)
       Equity in earnings from joint ventures, net               (6)     (196)
       Recovery of losses on notes receivable                  --      (2,185)
       Provision for losses on accounts receivable               40        43
       Recovery of early termination, financing leases         --         (81)
       Gain on sale of securities                              (151)     (125)
       Increase in accounts receivable                           (7)     (222)
       Decrease in accounts payable and accrued expenses     (2,252)     (184)
       Increase in other assets                                 (23)       (4)
       Minority interest in earnings (losses)
        of subsidiary                                            (6)      205
       Other                                                   --         374
                                                           --------  --------

       Net cash provided (used) by operating activities      (1,523)    1,187
                                                           --------  --------

Investing Activities:
   Principal payments, notes receivable                          13     1,585
   Proceeds from sale of cable systems                          169    11,458
   Proceeds from sale of equipment                               52        62
   Proceeds from sale of securities                             151       125
   Distributions from joint ventures                            102       156
   Cable systems, property and equipment                       (134)     (272)
                                                           --------  --------

Net cash provided by investing activities                       353    13,114
                                                           --------  --------

Financing Activities:
   Payments of principal, notes payable                        --        (729)
   Distributions to partners                                (11,625)   (1,954)
   Distributions to minority partners                            (2)     (632)
                                                           --------  --------

Net cash used by financing activities                       (11,627)   (3,315)
                                                           --------  --------

Increase (decrease) in cash and cash equivalents            (12,797)   10,986

Cash and cash equivalents, beginning of period               15,591     3,619
                                                           --------  --------

Cash and cash equivalents, end of period                   $  2,794  $ 14,605
                                                           ========  ========

Supplemental Cash Flow Information:
   Cash paid for interest expense                          $   --    $     26

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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At September 30, 1997, the recorded investment in notes that are considered to be impaired was $649,000 for which the related allowance for losses was $604,000. The average recorded investment in impaired loans during the nine months ended September 30, 1997 and 1996 was approximately $653,000 and $1,820,000, respectively.

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

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                              1997           1996
                                           ---------      ---------
                                            (Amounts in Thousands)

         Beginning balance                 $     604      $   3,880
              Provision for losses                -          (2,185)
              Write downs                         -          (1,016)
                                           ---------      ---------
         Ending balance                    $     604      $     679
                                           =========      =========

Note 5.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,716 for the nine months ended September 30, 1997 and 1996. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $ 1,342     $ 2,851
        Liabilities                               514         733
        Partners' Capital                         828       2,118


                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $   240  $   757     $ 1,431  $ 2,644
        Expenses                         901      383       1,569    1,471
        Net Income (Loss)               (661)     374        (138)   1,173

Foreclosed Cable Systems Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $ 2,220     $ 2,203
        Liabilities                               472         377
        Partners' Capital                       1,748       1,826

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $   257  $   266     $   762  $   783
        Expenses                         278      262         829      798
        Net Income (Loss)                (21)       4         (67)     (15)

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiaries (the Partnership) reported net income of $284,000 and $764,000 for the three and nine months ended September 30, 1997, respectively, as compared to net income of $603,000 and $3,641,000 for the same periods in 1996. The decrease in net income experienced during the three and nine months ended September 30, 1997 is primarily attributable to declines in gain on sale of cable systems, net revenues from cable television system operations and rental income. Additionally, the Partnership recorded a provision for losses on receivables for the three and nine months ended September 30, 1997, compared to a recovery of losses on receivables for the same periods in 1996.

         During the nine months ended September 30, 1996, Phoenix Black Rock Cable J.V., a wholly owned subsidiary of Phoenix Leasing Cash Distribution Fund III, sold the assets of its cable television system for $2.6 million in cash. As a result of this sale, the Partnership recognized a gain on sale of $1,180,000.

         During the nine months ended September 30, 1996, the Partnership entered into agreements with two cable television system operators to transfer all of the assets of the cable television systems in satisfaction of defaulted notes receivable from these cable television system operators. The assets of these cable television systems were transferred to newly formed limited liability companies, Phoenix Concept Cablevision of Indiana, L.L.C. and Phoenix Grassroots Cable Systems, L.L.C. On August 30, 1996, the Partnership subsequently sold the assets of Phoenix Grassroots Cable Systems, L.L.C.

         Upon the transfer of these two cable television systems, the Partnership reduced its allowance for loan losses by $2,035,000 during the nine months ended September 30, 1996. This reduction in the allowance for loan losses was recognized as income during the period.

         During the three months ended September 30, 1997, Phoenix Grassroots Cable Systems, L.L.C. received a disbursement of proceeds of $169,000 which were held in escrow from the August 30, 1996 sale of assets. At the time of the sale, a portion of the proceeds were held in escrow to cover liabilities which may have arisen after the sale. The escrow proceeds has been treated as an adjustment to the sales price, and as a result, the Partnership recognized an additional gain on the sale of cable systems for the three and nine months ended September 30, 1997 of $169,000.

         Total revenues decreased by $1,011,000 and $3,446,000 during the three and nine months ended September 30, 1997, respectively, when compared to the same periods in 1996. The decline in total revenues for the three and nine months ended September 30, 1997, compared to 1996, is primarily the result of a reduction in cable subscriber revenues. In addition to the reduction in cable subscriber revenues, the decreases in gain on sale of cable systems and rental income also contributed to the decline in total revenues for the three and nine months ended September 30, 1997, compared to the same periods in 1997.

         The decline in cable subscriber revenue of $551,000 and $1,431,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996, is attributable to the sale of the assets of the cable system owned by Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable Systems, L.L.C. As a result of the sale of the assets, Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable System, L.L.C. ceased operations.

         Rental income decreased by $91,000 and $475,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996, primarily as the result of a decrease in the amount of equipment owned by the Partnership. At September 30, 1997, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $11.9 million, as compared to $16.1 million at September 30, 1996.

         Total expenses decreased by $692,000 and $358,000 for the three and nine months ended September 30, 1997, as compared to the same periods in 1996. During the three and nine months ended September 30, 1997, the Partnership experienced decreases in depreciation and amortization, program service, management fees and general and administrative expenses. These factors contributed to the decrease in total expenses for the three and nine months ended September 30, 1997, as compared to the prior year. However, the increase in provision for losses on receivables partially offset these factors for the three and nine months ended September 30, 1997, compared to the same period in 1996.

         The decreases in depreciation and amortization of $189,000 and $1,144,000, program service of $143,000 and $387,000, management fees of $377,000 and $569,000, and general and administrative expenses of $116,000 and $272,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in the prior year, are all a result of the sale of assets in several Subsidiaries of the Partnership. As a result of the sale of assets, these Subsidiaries ceased operations. The decrease in depreciation and amortization expense for the three and nine months ended September 30, 1997 is also a result of the Partnership's equipment being fully depreciated.

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

         The net cash used by operating activities was $1,510,000 during the nine months ended September 30, 1997, as compared to net cash provided by operating activities of $2,772,000 during the same period in 1996. This decrease is primarily due to a decline in rental income and cable subscriber revenue, as well as, the payment of outstanding liabilities for reimbursement of costs to the General Partner.

         During the nine months ended September 30, 1997, the Partnership received proceeds from the sale of cable systems of $11.5 million from two cable systems owned by Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable Systems, L.L.C., both majority owned subsidiaries of the Partnership.

         During the nine months ended September 30, 1997, the Partnership reported a decrease in principal payments from notes receivable of $1,572,000, compared to the same period in 1996. This is a result of the Partnership receiving fewer payoffs during 1997 as compared to the prior year.

         The Partnership received proceeds from the sale of securities of $151,000 for the nine months ended September 30, 1997, compared to $125,000 for the same period in 1996. The securities sold during both 1996 and 1997 consisted of common stock received through the exercise of stock warrants granted to the

Partnership as part of a financing agreement with several emerging growth companies.

         As of September 30, 1997, the Partnership owned equipment held for lease with an aggregate original cost of $2,944,000 and a net book value of $0, compared to $3,681,000 and $0, respectively, as of September 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

         The cash distributed to limited partners during both the nine months ended September 30, 1997 and 1996 was $11,625,000 and $1,954,000, respectively. As a result, the cumulative cash distributions to the limited partners are $109,804,000 and $98,179,000 as of September 30, 1997 and 1996, respectively.
The General Partner did not receive cash distributions during the nine months ended September 30, 1997 and 1996. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account.

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

                               September 30, 1997

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

                                  PHOENIX LEASING CASH DISTRIBUTION FUND III,
                                  -------------------------------------------
                                        A CALIFORNIA LIMITED PARTNERSHIP
                                        --------------------------------
                                                  (Registrant)


       Date                          Title                       Signature
       ----                          -----                       ---------


 November 12, 1997       Senior Vice President            /S/ GARY W. MARTINEZ
-------------------      and a Director of                ----------------------
                         Phoenix Leasing Incorporated     (Gary W. Martinez)
                         General Partner


 November 12, 1997       Chief Financial Officer,         /S/ PARITOSH K. CHOKSI
-------------------      Senior Vice President,           ----------------------
                         Treasurer and a Director of      (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


 November 12, 1997       Senior Vice President,           /S/ BRYANT J. TONG
-------------------      Financial Operations of          ----------------------
                         (Principal Accounting Officer)   (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner