Form 10KSB
period 1997-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1998-03-30
CIK 822690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-KSB

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

For the fiscal year ended December 31, 1997       Commission File Number 0-16615


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

The Registrant's revenue for its most recent fiscal year was $2,733,000.

As of December 31, 1997, 516,662 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes _____ No __X__

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         1997 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1        Business ..................................................      3
Item 2        Properties ................................................      5
Item 3        Legal Proceedings .........................................      6
Item 4        Submission of Matters to a Vote of Security Holders .......      6


                                     PART II

Item 5.       Market for the Registrant's Securities and Related
              Security Holder Matters....................................      6
Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................      7
Item 7.       Financial Statements and Supplementary Data................      9
Item 8.       Disagreements on Accounting and Financial Disclosure
              Matters....................................................     26


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.........     26
Item 10.      Executive Compensation.....................................     27
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management.................................................     28
Item 12.      Certain Relationships and Related Transactions.............     28


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K...................................................     28


Signatures...............................................................     29

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

         Phoenix Concept Cablevision of Indiana, L.L.C., is a wholly-owned subsidiary of the Partnership. The Subsidiary was formed under the laws of Delaware on February 2, 1996 to own and operate a cable television system in the state of Indiana.

         Hereinafter, these entities are collectively referred to as "the Partnership."

Narrative Description of Business.

         The  Partnership  conducts  its  business  in  two  business  segments:
Equipment  Leasing  and  Financing  Operations,   and  Cable  Television  System
Operations. A discussion of these two segments follows:

Equipment Leasing and Financing Operations.

         From the initial formation of the Partnership through December 31, 1997, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $219,986,000. The average initial firm term of contractual payments from equipment subject to lease was 38.56 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.52%. The average initial firm term of contractual payments from loans was 59.38 months.

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

         The Partnership has acquired equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1997, the remaining equipment owned by the Partnership was classified as Operating leases. The Partnership has also provided financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases were generally for a longer term under which the non-cancellable rental payments due during the initial term of the lease were at least sufficient to recover the purchase price of the equipment. A significant portion of the net offering proceeds to the Partnership has been invested in capital equipment subject to Operating leases.

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

         The Partnership has obtained an ownership interest in several cable system joint ventures that it obtained through foreclosure. These cable systems have generated a positive monthly cash flow and provided cash distributions to the Partnership during 1997 and 1996. The cable systems are managed and operated by an affiliate of the General Partner. Upon foreclosure, the assets of the cable television system were booked at the lower of the Partnership's cost (the carrying value of the note) or the estimated fair value of the cable television system.

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

Cable Television Systems Operations.

         As of December 31, 1997, the Partnership's only remaining subsidiary, Phoenix Concept Cablevision of Indiana, L.L.C., is in the cable television system business segment of the Partnership's operations. The Partnership's previous majority-owned subsidiaries, Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable Systems, L.L.C., were also in this business segment.

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

         The cable television system owned by Phoenix Concept Cablevision of Indiana, L.L.C. is located in the counties of Benton, Parke, Greene, Montgomery, Putnam, Boone, Hendricks, Clinton, Hamilton, and Madison in the state of Indiana. The cable television system consists of headend equipment and 166 miles of plant passing approximately 9,449 homes with approximately 5,392 subscribers. The Subsidiary operates under non-exclusive franchise agreements with several of these counties and with communities located within these counties.

         Phoenix Grassroots Cable Systems, L.L.C., a majority owned subsidiary of the Partnership, was acquired through foreclosure on a defaulted note receivable on February 14, 1996. The net carrying value of the Partnership's share of this defaulted note was exchanged for a 98.5% ownership interest in this limited liability company. On August 30, 1996, Phoenix Grassroots Cable
Systems, L.L.C. sold all the assets used in the operation of the cable television system, with a net carrying value of $8.7 million, receiving net proceeds of approximately $8.9 million, recognizing a gain on the sale of the assets of the cable television system of $162,000. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations.

         Phoenix Black Rock Cable J.V., a majority-owned subsidiary owned a cable television system in the states of Nevada and California that was acquired through foreclosure on a defaulted note receivable to the Partnership on January 10, 1992. Phoenix Black Rock Cable J.V. sold all of its assets used in the operation of the cable television system, with a net carrying value of $1.4 million, on January 17, 1996, receiving proceeds from the sale of the assets of the cable system of $2.6 million, recognizing a gain on the sale of these assets of $1.2 million. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations.

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

         Please see Note 13 in the Partnership's financial statements for financial information about the Partnership's business segments.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1997, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.

Equipment Leasing and Financing Operations.

         The Partnership is engaged in the equipment leasing and financing industry. The primary assets held by the Partnership are its investments in leases and loans, either directly or through its investments in joint ventures, to businesses located throughout the United States.

         As of December 31, 1997, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $12,088,000. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1997.

                                                                   Percentage of
         Asset Types                         Purchase Price(1)     Total Assets
------------------------------               -----------------     -------------
                                           (Amounts in Thousands)

Computer Mainframes                                $ 5,654              47%
Computer Peripherals                                 3,698              31
Reproduction Equipment                                 914               7
Financing Related to Cable Television Systems
  and Other Media                                      813               7
Capital Equipment Leased to Emerging Growth
  Companies                                            541               4
Small Computer Systems                                 468               4
                                                   -------             ---

TOTAL                                              $12,088             100%
                                                   =======             ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $626,000 and original cost of outstanding loans of $813,000 at December 31, 1997.

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

         (b)  Approximate Number of Equity Security Investments:

                                                       Number of Unit Holders
                        Title of Class                 as of December 31, 1997
              ----------------------------------       -----------------------

              Limited Partners                                  12,541
              General Partner                                        1

Item 6.  Management's  Discussion  and  Analysis  of  Financial   Condition  and
         Results of Operations.


Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership, and Subsidiaries (the Partnership) reported net income of $770,000 during the years ended December 31, 1997, as compared to net income of $4,542,000 during 1996. The decline in net income experienced in 1997, compared to 1996, is primarily attributable to declines in gain on sale of cable systems, net revenues from cable television system operations and rental income. Additionally, the Partnership experienced a recovery of losses on receivables in 1996 which the Partnership did not have in 1997.

         Total revenues decreased by $4,342,000 for the year ended December 31, 1997, as compared to the previous year. The decrease in total revenues for 1997 is primarily the result of a decline in revenues from the Partnership's cable television systems business segment. Cable subscriber revenue decreased to $1,710,000 in 1997 from $3,114,000 in 1996. Several of the Partnership's subsidiaries sold the assets of their cable systems and ceased operations in 1996. During the year ended December 31, 1996, Phoenix Black Rock Cable J.V., a wholly owned subsidiary of the Partnership, and Phoenix Grassroots Cable Systems, L.L.C., a majority owned subsidiary of the Partnership, sold the assets of their cable television systems for a total of $11.5 million in cash. As a result of these sales the Partnership recognized a gain on sale of cable systems of $1.3 million in 1996.

         During the year ended December 31, 1997, Phoenix Grassroots Cable Systems, L.L.C. received proceeds of $169,000 which were held in escrow from the sale of its assets. At the time of the sale, a portion of the proceeds were held in escrow to cover liabilities which may have arisen after the sale. The escrow proceeds have been treated as an adjustment to the sales price, and as a result, the Partnership recognized an additional gain on the sale of cable systems for the year ended December 31, 1997 of $169,000.

         The decrease in rental income and interest income from notes receivable for the year ended December 31, 1997, compared to 1996, also contributed to the decline in total revenues. Rental income decreased by $530,000 and interest income from notes receivable decreased by $732,000 for the year ended December 31, 1997, compared to 1996. The decrease in rental income is primarily the result of a reduction in the amount of equipment owned by the Partnership. At December 31, 1997, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $10.6 million compared to $14.3 million at December 31, 1996.

         During the year ended December 31, 1996, the Partnership recognized interest income from notes receivable due to payoffs which exceeded the net carrying value on these notes. There were no such payoffs during 1997 and as a result, the Partnership experienced a decline in interest income in notes receivable.

         Total expenses decreased by $361,000 for the year ended December 31, 1997, compared to 1996. All line items of expense have decreased, except for provision for losses on receivable, for the year ended December 31, 1997, as compared to 1996, with depreciation and amortization, as well as program service and management fees contributing the most significant decreases. These decreases are a result of several of the Partnership's subsidiaries selling their assets and ceasing operations, as previously discussed.

         During the year ended December 31, 1996, the Partnership reduced the allowance for loan losses by $2,035,000 as a result of the foreclosure of a cable television system, in which the Partnership had extended credit. The net carrying value, before allowance for loan losses, for this note receivable was carried over to the basis of the cable television system. This reduction in the allowance for loan losses was recognized as income during 1996.

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

         The Partnership reported net cash used by operating activities of $1,300,000 for the year ended December 31, 1997, compared to net cash generated by operating activities of $1,528,000 during 1996. This decrease is primarily due to a decline in rental income and cable subscriber revenue, as well as the payment of outstanding liabilities related to reimbursed costs to the General Partner.

         The Partnership received principal payments from notes receivable of $13,000 for the year ended December 31, 1997 compared to $2,020,000 during 1996. Principal payments were higher during 1996 due to the Partnership having received early payoffs from one of its notes.

         The Partnership received proceeds from the sale of securities of $151,000 for both the years ended December 31, 1997 and 1996. The securities sold for both years consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of a financing agreement with several emerging growth companies.

         As of December 31, 1997, the Partnership owned equipment held for lease with an aggregate original cost of $2,857,000 and a net book value of $0, compared to $2,736,000 and $0, respectively, as of December 31, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

         The cash distributed to limited partners during 1997 and 1996 were $11,625,000 and $1,954,000, respectively. As a result, the cumulative cash distributions to the limited partners are $109,805,000 and $98,180,000 as of December 31, 1997 and 1996, respectively. The General Partner did not receive cash distributions during 1997 and 1996. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account.

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from Partnership leasing operations will also decline. As the cash generated by operations continues to decline, the rate of cash distributions made to limited partners will also decline. The Partnership currently distributes on an annual basis with the first annual distribution having been made on January 15, 1997. As a result of the sale of certain cable television systems and the settlement of an impaired note during 1996, the Partnership included the excess cash provided by these events on the January 15, 1997 distribution.

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

        Item 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       PHOENIX LEASING CASH DISTRIBUTION FUND III,
                    A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES

                            YEAR ENDED DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Leasing Cash Distribution Fund III, a California limited partnership:

We have audited the accompanying consolidated balance sheet of Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated statements of operations, partners' capital and cash flows of Phoenix Leasing Cash Distribution Fund III as of December 31, 1996, were audited by other auditors whose report dated January 20, 1997, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                          ARTHUR ANDERSEN LLP

San Francisco, California
  January 23, 1998

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                               December 31, 1997
                                                               -----------------
ASSETS

Cash and cash equivalents                                            $ 3,072

Accounts receivable (net of allowance for losses on
   accounts receivable of $73)                                           192

Notes receivable (net of allowance for losses on notes
   receivable of $604)                                                    45

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $10,017)                                 --

Cable systems, property and equipment (net of accumulated
   depreciation of $521)                                               3,086

Cable subscriber lists (net of accumulated amortization of $380)       1,135

Investment in joint ventures                                             310

Capitalized acquisition fees (net of accumulated amortization
   of $8,266)                                                             10

Other assets                                                              38
                                                                     -------

     Total Assets                                                    $ 7,888
                                                                     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                             $   608
                                                                     -------

     Total Liabilities                                                   608
                                                                     -------

Partners' Capital:

   General Partner                                                       (18)

   Limited Partners, 600,000 units authorized, 528,151 units
     issued, 516,662 units outstanding                                 7,298
                                                                     -------

     Total Partners' Capital                                           7,280
                                                                     -------

     Total Liabilities and Partners' Capital                         $ 7,888
                                                                     =======

                     The accompanying notes are an integral
                           part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                         1997       1996
                                                         ----       ----
INCOME

   Rental income                                       $   332    $   862

   Gain on sale of cable systems                           169      1,347

   Gain on sale of equipment                                74         68

   Interest income, notes receivable                       107        839

   Cable subscriber revenue                              1,710      3,114

   Equity in earnings (losses) from joint
     ventures, net                                         (83)       148

   Gain on sale of securities                              151        151

   Other income                                            273        546
                                                       -------    -------

     Total Income                                        2,733      7,075
                                                       -------    -------

EXPENSES

   Depreciation and amortization                           457      1,613

   Lease related operating expenses                         31         93

   Program service, cable system                           556        906

   Management fees to General Partner and
     affiliate                                             108        724

   Reimbursed administrative costs to General
     Partner                                               125        176

   Provision for (recovery of) losses on
     receivables                                            43     (2,294)

   Legal expense                                            83        259

   General and administrative expenses                     566        853
                                                       -------    -------

     Total Expenses                                      1,969      2,330
                                                       -------    -------

NET INCOME BEFORE MINORITY INTEREST                        764      4,745

   Minority Interest in losses (earnings)
     of subsidiary                                           6       (203)
                                                       -------    -------

NET INCOME                                             $   770    $ 4,542
                                                       =======    =======

NET INCOME PER LIMITED PARTNERSHIP UNIT                $  1.48    $  8.70
                                                       =======    =======

ALLOCATION OF NET INCOME:

     General Partner                                   $     7    $    46

     Limited Partners                                      763      4,496
                                                       -------    -------

                                                       $   770    $ 4,542
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


                                  General
                                  Partner's Limited Partners' Unrealized  Total
                                   Amount   Units     Amount    Gains    Amount
                                  --------- ----------------- ---------- ------

Balance, December 31, 1995         $  (71) 516,716  $ 15,618   $  557  $ 16,104

Distributions to partners ($3.78
   per limited partnership unit)      --       --     (1,954)     --     (1,954)

Change for the year in unrealized
   gain on available-for-sale
   securities                         --       --       --       (557)     (557)

Net income                             46      --      4,496      --      4,542
                                   ------  --------  -------   ------  --------

Balance, December 31, 1996            (25)  516,716   18,160      --     18,135

Distributions to partners ($22.50
   per limited partnership unit)      --       --    (11,625)     --    (11,625)

Redemptions of capital                --        (54)    --        --       --

Net income                              7      --        763      --        770
                                   ------  --------  -------   ------  --------

Balance, December 31, 1997         $  (18)  516,662  $ 7,298   $  --   $  7,280
                                   ======  ========  =======   ======  ========


                     The accompanying notes are an integral
                           part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                            For the Years Ended December 31,
                                                    1997       1996
                                                    ----       ----
Operating Activities:
   Net income                                    $    770   $  4,542
   Adjustments to reconcile net income to
     net cash provided (used) by operating
     activities:
       Depreciation and amortization                  457      1,613
       Gain on sale of cable systems                 (169)    (1,347)
       Gain on sale of equipment                      (74)       (68)
       Gain on sale of securities                    (151)      (151)
       Equity in losses (earnings) from joint
         ventures, net                                 83       (148)
       Provision for (recovery of) early
         termination, financing leases               --          (81)
       Provision for (recovery of) losses on
         notes receivable                            --       (2,260)
       Provision for losses on accounts
         receivable                                    43         47
       Minority interest in earnings (losses)
         of subsidiary                                 (6)       203
       Increase in accounts receivable                 (7)      (222)
       Decrease in accounts payable and
         accrued expenses                          (2,223)      (977)
       Decrease (increase) in other assets            (23)         3
       Other                                         --          374
                                                 --------   --------

Net cash provided (used) by operating
  activities                                       (1,300)     1,528
                                                 --------   --------

Investing Activities:
   Principal payments, notes receivable                13      2,020
   Proceeds from sale of cable systems                169     11,510
   Proceeds from sale of equipment                     75         79
   Proceeds from sale of securities                   151        151
   Distributions from joint ventures                  154        343
   Cable systems, property and equipment             (153)      (337)
                                                 --------   --------

Net cash provided by investing activities             409     13,766
                                                 --------   --------

Financing Activities:
   Payments of principal, notes payable              --         (729)
   Distributions to partners                      (11,625)    (1,954)
   Distributions to minority partners                  (3)      (639)
                                                 --------   --------

Net cash used by financing activities             (11,628)    (3,322)
                                                 --------   --------

Increase (decrease) in cash and cash
  equivalents                                     (12,519)    11,972
Cash and cash equivalents, beginning
  of period                                        15,591      3,619
                                                 --------   --------

Cash and cash equivalents, end of period         $  3,072   $ 15,591
                                                 ========   ========

Supplemental Cash Flow Information:
   Cash paid for interest expense                $   --     $     26

                     The accompanying notes are an integral
                           part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

         The Partnership's current and prior subsidiaries, Phoenix Black Rock Cable J.V., Phoenix Concept Cablevision of Indiana, L.L.C. and Phoenix Grassroots Cable Systems, L.L.C. were formed to acquire the assets and liabilities of specific foreclosed cable television systems that the Partnership had extended credit. The acquisition of assets and liabilities of the borrower by the subsidiaries through foreclosure were accounted for using the "purchase method" of accounting in which the transfer price was allocated to the net assets in accordance with the relative fair market value of the assets acquired and liabilities assumed.

         On January 10, 1992, the Partnership foreclosed upon a cable television system in Nevada and California that was in default on a subordinated loan payable to the Partnership with a carrying amount of approximately $1.6 million which was carried over to the basis in the cable system. As part of the settlement between the Partnership and the borrower, the borrower transferred ownership of all of its assets and liabilities to a subsidiary of the Partnership, Phoenix Black Rock Cable J.V. which was formed under the laws of California on January 10, 1992 to own and operate the foreclosed cable television system.

         On January 17, 1996, Phoenix Black Rock Cable J.V., a majority owned subsidiary of the Partnership, sold all of the assets used in the operation of its cable television system receiving net proceeds of approximately $2.6 million, recognizing a gain on the sale of the assets of this cable system of $1.2 million. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations.

         On February 2, 1996, the Partnership and Phoenix Concept Cablevision of Indiana, L.L.C. (Phoenix Concept), a newly formed limited liability company in the State of Delaware on November 9, 1995 and a wholly owned subsidiary of the Partnership, entered into a Commercial Code Section 9505 Agreement (the "Agreement") with Concept Cablevision of Indiana, Inc., a cable television company that the Partnership had extended credit. The Agreement, which closed on February 2, 1996, allowed Phoenix Concept to foreclose upon the cable television system (the collateral for the note) of Concept Cablevision of Indiana, Inc. The Partnership's net carrying value for this outstanding note receivable was $4.3 million at February 2, 1996, which was carried over to the basis in the cable system and exchanged for a 100% ownership interest in this limited liability company. The Partnership had no related allowance for this note receivable. In addition, Phoenix Concept made a cash payment of $200,000 and assumed certain liabilities, including a note payable of $600,000 and certain other miscellaneous accounts payable as specified in the agreement.

         Phoenix Concept Cablevision of Indiana, L.L.C. has accepted and agreed to the terms stated on a Letter of Intent dated December 1, 1997 to sell all or substantially all of its assets with a carrying value of $4.2 million at December 31, 1997 for $6 million. Cash, accounts receivables, automobiles and certain other miscellaneous items, currently owned by Phoenix Concept Cablevision of Indiana, L.L.C. are excluded from this sale. This Letter of Intent is subject to a definitive asset purchase agreement which is currently being negotiated with the potential buyer.

         On February 14, 1996, the Partnership and Phoenix Grassroots Cable Systems, L.L.C. (Phoenix Grassroots), a newly formed limited liability company in the State of Delaware on February 9, 1996 and majority owned (98.5%) subsidiary of the Partnership, entered in a Settlement Agreement and Releases (the "Amendment") with Grassroots Cable Systems, Inc., a cable television company that the Partnership had extended credit. The Agreement, which closed on February 14,1996, allowed the Partnership to foreclose upon the cable television system (the collateral for the note) of Grassroots Cable Systems, Inc. The Partnership's net carrying value, before allowance for loan losses, for this outstanding note receivable was $9.0 million at February 14, 1996, which was carried over to the basis in the cable system and exchanged for a 98.5% ownership interest in this limited liability company. The Partnership had an allowance for loan losses of $2.0 million for this note receivable. The Partnership reduced its allowance for loan losses by $2.0 million as a result of the acquisition of this cable system. This reduction in the allowance for loan losses was recognized as income during the year ended December 31, 1996. In addition, Phoenix Grassroots assumed certain liabilities and miscellaneous payables as specified in the agreement.

         On August 30, 1996, Phoenix Grassroots Cable Systems, L.L.C., sold the assets of the cable television system receiving net proceeds of approximately $8.9 million, recognizing a gain on sale of these assets of $162,000. As a result of the sale of the cable television system's assets, the Subsidiary ceased operations. On September 2, 1997, the Partnership received additional proceeds of $169,000, which had been held in escrow for the sale of this system, and recognized a gain of $169,000 during the year ended December 31, 1997.

         For financial reporting purposes, Partnership income shall be allocated as follows: (a) first, to the General Partner until the cumulative income so allocated is equal to the cumulative distributions to the General Partner, (b) second, one percent to the General Partner and 99% to the Limited Partners until the cumulative income so allocated is equal to any cumulative Partnership loss and syndication expenses for the current and all prior accounting periods, and
(c) the balance, if any, to the Unit Holders. All Partnership losses shall be allocated one percent to the General Partner and 99% to the Unit Holders.

         The General Partner is entitled to receive five percent of all cash distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 12% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership. During 1996 and 1997 the General Partner did not draw its share of the 1996 and 1997 cash available for distribution.

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

         Compensation paid and distributions made to the General Partner and affiliates for the years ended December 31,
                                           1997            1996
                                           ----            ----
                                          (Amounts in Thousands)

         Management fees                 $     108      $     724
                                         ---------      ---------

                                         $     108      $     724
                                         =========      =========

         Redemptions of Limited Partner units will only be made to the extent permitted by applicable laws and regulations, the Partnership Agreement and if, in the opinion of the General Partner, it is in the best interest of the Partnership. In addition, redemptions will not be made if such redemptions would cause the Partnership to be categorized as a publicly traded partnership for federal income tax purposes.

         The  Partnership  will acquire such  limited  partnership  units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $0 during the years ended December 31, 1997 and 1996. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


Note 2.       Summary of Significant Accounting Policies.

         Principles of Consolidation. The 1997 and 1996 financial statements include the accounts of Phoenix Leasing Cash Distribution Fund III and its wholly owned subsidiary, Phoenix Concept Cablevision of Indiana, L.L.C. (a Delaware limited liability company). Hereinafter these entities are collectively referred to as "the Partnership." The 1996 financial statements include the accounts of the Partnership and its majority owned subsidiary, Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable Systems, L.L.C. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The  Partnership's  policy  is to  review  periodically  the  remaining expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Where subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and provides for additional depreciation as appropriate. As a result of such periodic reviews, the Partnership recognized additional depreciation expense of $0 and $26,000 ($0 and $.05 per limited partnership unit) for the year ended December 31, 1997 and 1996, respectively.

         Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

         Cable Television System Operations. The consolidated statement of operations includes the operating activity of one Subsidiary, Phoenix Concept Cablevision of Indiana, L.L.C. for the year ended December 31, 1997 and 1996. The cable television system owned by Phoenix Concept Cablevision of Indiana, L.L.C. is located in the counties of Benton, Parke, Greene, Montgomery, Putnam, Boone, Hendricks, Clinton, Hamilton and Madison in the state of Indiana. The cable television system consists of headend equipment and 166 miles of plant passing approximately 9,449 homes with approximately 5,392 subscribers. The Subsidiary operates under non-exclusive franchise agreements with several of these counties and with communities located within these counties.

         Phoenix Black Rock Cable J.V. is included in the consolidated statements for the year ended December 31, 1996. The cable television system owned by Phoenix Black Rock Cable, J.V. was located in the counties of Clark and Nye in the State of Nevada and in the county of Inyo in the State of California. The cable television system consisted of headend equipment in five locations and 156 miles of plant passing approximately 2,900 homes and had approximately 1,820 cable subscribers. The Subsidiary's cable television system serves the communities of Pahrumph, Beatty and Blue Diamond in Nevada and Cow Creek and
Grapevine in California. The Subsidiary operates under one non-exclusive franchise agreement with the county of Nye in Nevada, and under a National Park Service Permit for Death Valley, California.

         Phoenix Grassroots Cable Systems, L.L.C. is also included in the consolidated statements for the year ended December 31, 1996. The cable television system owned by Phoenix Grassroots Cable Systems, L.L.C. was located in the counties of Franklin, Hancock, Kennebec, Knox, Oxford and Penobscot in the State of Maine and the counties of Carroll, Coos, Grafton, Merrimack, Strafford and Sullivan in the State of New Hampshire. The cable television system consisted of headend equipment and 676 miles of plant passing approximately 12,429 homes with approximately 7,197 subscribers. The Subsidiary operates under non-exclusive franchise agreements with several of these counties and with communities located within these counties.

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

         Portfolio Valuation Methodology. The Partnership uses the portfolio method of accounting for the net realizable value of the Partnership's equipment portfolio.

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

         Reclassification. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

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

Note 3.       Accounts Receivable.

         Accounts receivable consist of the following at December 31:

                                                                    1997
                                                                    ----
                                                          (Amounts in Thousands)

         Cable system service                                    $     155
         Lease payments                                                 56
         Other                                                          37
         General Partner                                                17
                                                                 ---------
                                                                       265

         Less:  allowance for losses on accounts receivable            (73)
                                                                 ---------

              Total                                              $     192
                                                                 =========


Note 4.       Notes Receivable.

         Notes receivable consist of the following at December 31:

                                                                    1997
                                                                    ----
                                                          (Amounts in Thousands)


         Notes receivable from cable television system
           operators with stated interest ranging from
           12% to 13% per annum, receivable in installments
           ranging from 60 to 117 months, collateralized by
           a security interest in the cable system assets.
           These notes have a graduated repayment schedule
           followed with a balloon payment.                      $    649

         Less:  allowance for losses on notes receivable             (604)
                                                                 --------

           Total                                                 $     45
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

         At December 31, 1997, the recorded investment in notes that are considered to be impaired is $649,000, for which the related allowance for losses is $604,000. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was approximately $652,000 and $1,530,000, respectively. The Partnership recognized interest income totaling $0 and $63,000 from these impaired notes during the years ended 1997 and 1996, respectively.

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

         During  the  year  ended  December  31,  1996,  the  Partnership   also
foreclosed on two notes receivable from cable television system operators as discussed in Note 1.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                               1997
                                                               ----
                                                      (Amounts in Thousands)
         Beginning balance                                  $     604
              Provision for (recovery of) losses                  -
              Write downs                                         -
                                                            ---------
         Ending balance                                     $     604
                                                            =========


Note 5.       Equipment on Operating Leases.

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

         Minimum rentals to be received on noncancellable operating leases for the years ended December 31 are as follows:

                                                                Operating
                                                                ---------
                                                         (Amounts in Thousands)

         1998..........................................          $    31
                                                                 -------

         Totals                                                  $    31
                                                                 =======


Note 6.       Cable Systems, Property and Equipment.

         The cost of cable systems, property, and equipment and the related accumulated depreciation consist of the following at December 31:

                                                                  1997
                                                                  ----
                                                         (Amounts in Thousands)

         Distributions systems                                  $  2,362
         Headend equipment                                         1,065
         Automobiles                                                  97
         Land                                                         41
         Building                                                     42
                                                                --------
                                                                   3,607
         Less:  accumulated depreciation                            (521)
                                                                --------

         Net property, cable systems and equipment              $  3,086
                                                                ========

         Depreciation expense totaled approximately $282,000 and $583,000 for the years ended December 31, 1997 and 1996, respectively.


Note 7.       Investment in Joint Ventures.

Equipment Joint Ventures.

         The Partnership owns a limited or general partnership interest in equipment joint ventures. These investments are accounted for using the equity method of accounting. The other partners of the ventures are entities organized and managed by the General Partner.

         The purpose of the joint ventures is the acquisition and leasing of various types of equipment. The Partnership is participating in the following equipment joint ventures:
                                                                Weighted
              Joint Venture                                Percentage Interest
              -------------                                -------------------

         Leveraged Joint Venture 1990-1                           35.29%
         Phoenix Joint Venture 1994-1                              4.64

         An analysis of the Partnership's investment in equipment joint ventures is as follows:

                                                                          Net
                   Net Investment                                     Investment
                    at Beginning               Equity in                 at End
Date                 of Period   Contributions Earnings  Distributions of Period
----               ------------- ------------- --------  ------------- ---------
                                      (Amounts in Thousands)

Year Ended
 December 31, 1996    $    117      $    0     $   158      $   230     $   45
                       ========      ======     =======      =======     ======

Year Ended
 December 31, 1997    $     45      $    0     $    30      $   133     $  (58)
                       ========      ======     =======      =======     ======

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                                           December 31, 1997
                                                           -----------------
                                                         (Amounts in Thousands)

         Assets                                                 $  1,055
         Liabilities                                                 409
         Partners' Capital                                           646

                                             For the Years Ended December 31,
                                               1997                  1996
                                               ----                  ----
                                                  (Amounts in Thousands)

         Revenue                            $  1,571              $  3,338
         Expenses                              1,631                 1,961
         Net Income (Loss)                       (60)                1,377

         As of December 31, 1997, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $0.

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

         The joint venture investments of the Partnership, along with their percentage ownership is as follows:

                                                                Weighted
              Joint Venture                                Percentage Interest
              -------------                                -------------------

         Phoenix Black Rock Cable J.V.(2)(3)                      81.23%
         Phoenix Pacific Northwest J.V.                           37.72
         Phoenix Country Cable J.V.(1)                            40.00
         Phoenix Concept Cablevision, Inc.                        14.19
         Phoenix Independence Cable, LLC                          28.76

(1) cable system sold during 1995 and joint  venture  closed  during  1996.
(2) cable systems operations are consolidated during 1996.
(3) cable system sold and joint venture closed during 1996.

         An analysis of the Partnership's net investment in foreclosed cable systems joint ventures at December 31, is as follows:

                                                                          Net
                Net Investment                                        Investment
                 at Beginning                  Equity in                at End
Date              of Period   Contributions(1)  Losses   Distributions of Period
----            ------------- ---------------- --------  ------------- ---------
                                   (Amounts in Thousands)

Year Ended
 December 31, 1996  $  625        $     0      $  (10)      $    113     $   502
                    ======        =======      ======       ========     =======

Year Ended
 December 31, 1997  $  502        $     0      $ (113)      $     21     $   368
                    ======        =======      ======       ========     =======

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                    December 31, 1997
                                                    -----------------
                                                  (Amounts in Thousands)

         Assets                                         $  2,071
         Liabilities                                         519
         Partners' Capital                                 1,552

                                             For the Years Ended December 31,
                                                1997                  1996
                                                ----                  ----
                                                   (Amounts in Thousands)

         Revenue                              $  1,011              $  1,033
         Expenses                                1,407                 1,076
         Net Loss                                 (396)                  (43)

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

         Phoenix Concept Cablevision of South Carolina, Inc., which is wholly owned by Phoenix Concept Cablevision, Inc., has accepted and agreed to the terms stated on a Letter of Intent dated December 23, 1997 to sell all or substantially all of its assets with a net carrying value of $1.0 million at December 31, 1997 for approximately $1.8 million. Cash, accounts receivable, marketable securities and similar investments will be excluded from the sale. This Letter of Intent is subject to a definitive asset purchase agreement which is currently being negotiated with the potential buyer.


Note 8.       Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                   1997
                                                                   ----
                                                          (Amounts in Thousands)

         General Partner and affiliates                         $     98
         Equipment lease operations                                  143
         Cable system service                                        144
         Other                                                       223
                                                                --------

              Total                                             $    608
                                                                ========


Note 9.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership and its majority owned subsidiary are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1997:

                        Reported Amounts        Tax Basis         Net Difference
                        ----------------        ---------         --------------
                                         (Amounts in Thousands)

         Assets         $    7,888             $    8,461            $    (573)
         Liabilities           608                    279                  329


Note 10.      Related Entities.

         The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 11.      Reimbursed Costs to the General Partner.

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

         The reimbursed administrative costs to the General Partner were $125,000 and $176,000 for the years ended December 31, 1997 and 1996, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1997 and 1996 were $4,000 and $12,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 12.      Net Income and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of consolidated net income and distributions, and the weighted average number of units outstanding of 516,662 and 516,716 for the years ended December 31, 1997 and 1996, respectively. For the purposes of allocating consolidated income (loss) and distributions to each individual limited partner, the Partnership allocates consolidated net income (loss) and distributions based upon each respective limited partner's net capital contributions.


Note 13.      Business Segments.

         The Partnership currently operates in two business segments: the equipment leasing and financing industry and the cable TV industry. The operations in the cable TV industry are for the years ended December 31, 1997 and 1996. Information about the Partnership's operations in these two segments are as follows:

                                                    1997               1996
                                                    ----               ----
                                                     (Amounts in Thousands)

Total Revenues
         Equipment leasing and financing         $       833         $    2,563
         Cable TV operations                           1,900              4,512
                                                 -----------         ----------
              Total                              $     2,733         $    7,075
                                                 ===========         ==========

Net Income
         Equipment leasing and financing         $       415         $    3,376
         Cable TV operations                             355              1,166
                                                 -----------         ----------
              Total                              $       770         $    4,542
                                                 ===========         ==========

Identifiable Assets
         Equipment leasing and financing         $     3,278         $   15,871
         Cable TV operations                           4,610              5,120
                                                 -----------         ----------
              Total                              $     7,888         $   20,991
                                                 ===========         ==========

Depreciation and Amortization Expense
         Equipment leasing and financing         $       (16)        $      687
         Cable TV operations                             473                926
                                                 -----------         ----------
              Total                              $       457         $    1,613
                                                 ===========         ==========

Capital Expenditures
         Cable TV operations                     $       153         $      337
                                                 -----------         ----------
              Total                              $       153         $      337
                                                 ===========         ==========


Note 14.      Fair Value of Financial Instruments.

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate the fair values.


Note 15.      Subsequent Events.

         In January 1998, cash distributions of $1,292,000 were made to the Limited Partners.

Item 8.       Disagreements on Accounting and Financial Disclosure Matters.

         None.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

         The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

         GUS CONSTANTIN, age 60, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 47, is Executive Vice President, Chief Operating Officer and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 36, is the Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         BRYANT J. TONG, age 43, is Senior Vice President, Financial Operations and a Director of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         CYNTHIA E. PARKS, age 42, is Senior Vice President, General Counsel and Assistant Secretary of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P.
              Phoenix Income Fund, L.P.
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund IV and
              Phoenix Leasing Income Fund VII

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1997, all such required reports were filed on a timely basis, except for reports on Form 3 (Initial Statement of Beneficial Ownership of Securities) filed late by Howard Solovei and Cynthia E. Parks, each an executive officer of the General Partner (or any corporate general partner of the General Partner) of the Registrant. No units of limited partnership interest are held by such executive officers.

Certain Legal Proceedings.

         On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. The Companies received an extension of time to answer the Complaint and formal discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 10.      Executive Compensation.

         Set forth is the information  relating to all direct  remuneration paid or accrued by the Registrant during the last year to the General Partner and its affiliate.
         (A)                       (B)                                  (C)                                     (D)

                                                                  Cash and cash-                          Aggregate of
Name of Individual           Capacities in                        equivalent forms                        contingent forms
or persons in group          which served                         of remuneration                         of remuneration
-------------------          -------------           -------------------------------------------          -----------------
                                                             (C1)                      (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                -------------------------     -----------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
  Incorporated               General Partner            $     24(1)                    $ -                      $ -

Phoenix Cable                Manager                          84(1)                      -                        -
 Managment, Inc.                                        --------                       -----                    ---

                                                        $    108                       $ -                      $ -
                                                        ========                       =====                    ===

(1)  consists of management fees.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

                (1)                         (2)                        (3)
         Title of Class          Amount Beneficially Owned      Percent of Class
         --------------          -------------------------      ----------------

     General Partner Interest   Represents a 5% interest in            100%
                                the Registrant's profits and
                                distributions, until the Limited
                                Partners have recovered their
                                capital contributions plus a
                                cumulative return of 12% per
                                annum, compounded quarterly, on
                                the unrecovered portion thereof.
                                Thereafter, the General Partner
                                will receive 15% interest in the
                                Registrant's profits and
                                distributions.

     Limited Partner Interest   177 units                              .03%


Item 12.      Certain Relationships and Related Transactions.

         None.

                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Consolidated Balance Sheets as of December 31, 1997          11
              Consolidated Statements of Operations for the Years
                Ended December 31, 1997 and 1996                           12
              Consolidated Statements of Partners' Capital
                for the Years Ended December 31, 1997 and 1996             13
              Consolidated Statements of Cash Flows for the
                Years Ended December 31, 1997 and 1996                     14
              Notes to Consolidated Financial Statements                15-25

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1997.

(c)      Exhibits

         21.  Additional Exhibits

              a)  Balance Sheet of Phoenix Leasing Incorporated      E21 1-14

              b)  Listing of all subsidiaries of the Registrant:

                  Phoenix Concept Cablevision of Indiana, LLC, a
                    wholly owned Subsidiary.

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

                                     PHOENIX LEASING CASH DISTRIBUTION FUND III,
                                         A CALIFORNIA LIMITED PARTNERSHIP
                                                     (Registrant)

                                         BY:    PHOENIX LEASING INCORPORATED,
                                                A CALIFORNIA CORPORATION
                                                GENERAL PARTNER


         Date:  March 24, 1998           By:    /S/ GUS CONSTANTIN
                --------------                  -------------------------
                                                Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                         Date
       ---------                      -----                         ----


/S/ GUS CONSTANTIN         President, Chief Executive Officer  March 24, 1998
-------------------------  and a Director of                   --------------
(Gus Constantin)           Phoenix Leasing Incorporated
                           General Partner


/S/ GARY W. MARTINEZ       Executive Vice President,           March 24, 1998
-------------------------  Chief Operating Officer and a       --------------
(Gary W. Martinez)         Director of Phoenix Leasing
                           Incorporated
                           General Partner


/S/ HOWARD SOLOVEI         Chief Financial Officer,            March 24, 1998
-------------------------  Treasurer and a Director of         --------------
(Howard Solovei)           Phoenix Leasing Incorporated
                           General Partner


/S/ BRYANT J. TONG         Senior Vice President,              March 24, 1998
-------------------------  Financial Operations                --------------
(Bryant J. Tong)           (Principal Accounting Officer)
                           and a Director of
                           Phoenix Leasing Incorporated
                           General Partner