Form 10QSB
period 1998-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1998-05-14
CIK 822690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-16615
                                                -------

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

           California                                     68-0062480
-------------------------------               ----------------------------------
     State of Jurisdiction                    I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                   94901-5527
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

                       Yes   X                     No
                           -----                      -----

516,716 Units of Limited Partnership Interest were outstanding as of March 31, 1998.

Transitional small business disclosure format:

                       Yes                         No   X
                           -----                      -----

                          Part I. Financial Information
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      March 31,    December 31,
                                                        1998           1997
                                                        ----           ----
ASSETS

Cash and cash equivalents                             $ 1,995        $ 3,072

Accounts receivable (net of allowance for
    losses on accounts receivable of $76 and
    $73 at March 31, 1998 and December 31,
    1997, respectively)                                   136            192

Notes receivable (net of allowance for losses
   on notes receivable of $604 at March 31,
   1998 and December 31, 1997)                             44             45

Equipment on operating leases and held for
    lease (net of accumulated depreciation of
    $4,180 and $10,017 at March 31, 1998 and
    December 31, 1997, respectively)                     --             --

Cable systems, property and equipment (net of
    accumulated  depreciation of $593 and $521
    at March 31, 1998 and December 31, 1997,
    respectively)                                       3,031          3,086

Cable subscriber lists (net of accumulated
    amortization of $428 and $380 at March 31,
    1998 and December 31, 1997, respectively)           1,088          1,135

Investment in joint ventures                              314            310

Other assets                                               39             48
                                                      -------        -------

     Total Assets                                     $ 6,647        $ 7,888
                                                      =======        =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses              $   620        $   608
                                                      -------        -------

     Total Liabilities                                    620            608
                                                      -------        -------

Partners' Capital

   General Partner                                        (18)           (18)

   Limited Partners, 600,000 units authorized,
     528,151 units issued and 516,662 units
     outstanding at March 31, 1998 and December
     31, 1997                                           6,045          7,298
                                                      -------        -------

     Total Partners' Capital                            6,027          7,280
                                                      -------        -------

     Total Liabilities and Partners' Capital          $ 6,647        $ 7,888
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
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                               1998        1997
                                                               ----        ----
INCOME
   Cable subscriber revenue                                    $  420     $  415
   Rental income                                                   70        152
   Equity in earnings from joint ventures, net                     11         12
   Gain on sale of securities                                     --         151
   Other income                                                    31         61
                                                               ------       ----

     Total Income                                                 532        791
                                                               ------       ----

EXPENSES
   Depreciation and amortization                                  119        102
   Cable system operations                                        231        229
   Lease related operating expenses                                 9         13
   Management fees to General Partner and affiliate                22         30
   Reimbursed administrative costs to General Partner              31         45
   Legal expense                                                   41         25
   General and administrative expenses                             41         36
                                                               ------     ------

     Total Expenses                                               494        480
                                                               ------     ------

NET INCOME                                                     $   38     $  311
                                                               ======     ======


NET INCOME PER LIMITED PARTNERSHIP UNIT                        $  .07     $  .60
                                                               ======     ======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                     $ 2.50     $22.50
                                                               ======     ======

ALLOCATION OF NET INCOME:
     General Partner                                            $  --     $    2
     Limited Partners                                              38        309
                                                               ------     ------

                                                               $   38     $  311
                                                               ======     ======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                           1998          1997
                                                           ----          ----
Operating Activities:
   Net income                                            $     38      $    311
   Adjustments to reconcile net income to net
     cash provided  by operating activities:
       Depreciation and amortization                          119           102
       Gain on sale of equipment                               (4)          (20)
       Equity in earnings from joint ventures, net            (11)          (12)
       Provision for losses on accounts receivable              4             4
       Gain on sale of securities                            --            (151)
       Decrease (increase) in accounts receivable              52            (7)
       Increase (decrease) in accounts payable and
         accrued expenses                                      12          (113)
       Decrease (increase) in other assets                      9           (11)
                                                         --------      --------

Net cash provided by operating activities                     219           103
                                                         --------      --------

Investing Activities:
   Principal payments, notes receivable                         1             4
   Proceeds from sale of equipment                              4            21
   Proceeds from sale of securities                          --             151
   Distributions from joint ventures                            7            33
   Cable systems, property and equipment                      (17)          (51)
                                                         --------      --------

Net cash provided (used) by investing activities               (5)          158
                                                         --------      --------

Financing Activities:
   Distributions to partners                               (1,291)      (11,624)
                                                         --------      --------

Net cash used by financing activities                      (1,291)      (11,624)
                                                         --------      --------

Decrease in cash and cash equivalents                      (1,077)      (11,363)

Cash and cash equivalents, beginning of period              3,072        15,591
                                                         --------      --------

Cash and cash equivalents, end of period                 $  1,995      $  4,228
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

         Phoenix Concept Cablevision of Indiana, L.L.C. , a wholly owned subsidiary of the Partnership, has entered into an Asset Purchase Agreement dated March 20, 1998 to sell all or substantially all of its assets with a net carrying value of $4.1 million at March 31, 1998 for approximately $6 million. The sale will occur on or before June 30, 1998. Cash and cash equivalents, bank deposits or similar cash items, subscriber deposits and other miscellaneous items will be excluded from the sale.

Note 2.       Reclassification.

         Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At March 31, 1998, the recorded investment in notes that are considered to be impaired was $648,000 for which the related allowance for losses was $604,000. The average recorded investment in impaired loans during the three months ended March 31, 1998 and 1997 was approximately $648,000 and $658,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:
                                                      1998             1997
                                                      ----             ----
                                                      (Amounts in Thousands)

         Beginning balance                         $     604        $     604
              Provision for losses                       -                -
              Write downs                                -                -
                                                   ---------        ---------
         Ending balance                            $     604        $     604
                                                   =========        =========

Note 5.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,662 and 516,716 for the three months ended March 31, 1998 and 1997, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                                  March 31,       December 31,
                                                    1998              1997
                                                    ----              ----
                                                  (Amounts in Thousands)

         Assets                                 $   1,096          $  1,055
         Liabilities                                  413               409
         Partners' Capital                            683               646

                                                      Three Months Ended
                                                           March 31,
                                                    1998              1997
                                                    ----              ----
                                                  (Amounts in Thousands)

         Revenue                                $     135          $    556
         Expenses                                      80               321
         Net Income                                    55               235

Foreclosed Cable Systems Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                 March 31,        December 31,
                                                   1998               1997
                                                   ----               ----
                                                  (Amounts in Thousands)

         Assets                                 $   2,043          $  2,071
         Liabilities                                  507               519
         Partners' Capital                          1,536             1,552

                                                     Three Months Ended
                                                          March 31,
                                                   1998               1997
                                                   ----               ----
                                                  (Amounts in Thousands)

         Revenue                                $     253          $    245
         Expenses                                     269               277
         Net Loss                                     (16)              (32)

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiary (the Partnership) reported net income of $38,000 for the three months ended March 31, 1998, as compared to net income of $311,000 for the same period in 1997. The $273,000 decrease in net income during the three months ended March 31, 1998, as compared to the same period in 1997, is primarily attributable to the absence of a gain on sale of securities, as compared to $151,000 during the same period in 1997, as well as an $82,000 decrease in rental income.

         The gain on sale of securities of $151,000 for the three months ended March 31, 1997 was attributable to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies. The Partnership did not exercise and sell any stock warrants during the three months ended March 31, 1998.

         Rental income decreased during the three months ended March 31, 1998, compared to the same period in 1997. This decrease is the result of a reduction in the amount of equipment owned by the Partnership. At March 31, 1998, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $4.8 million, as compared to $13 million at March 31, 1997.

         Because the Partnership is in it's liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities or provide any further financing. As a result, revenues from leasing and financing activities are expected to continue to decline as the portfolio is liquidated. The Partnership will reach the end of its term on December 31, 1998. The Subsidiary's cable operations has become the primary activity of the Partnership. Net income from cable operations were $53,000 for the three months ended March 31, 1998.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from cable subscriber revenues. As another source of liquidity, the Partnership has entered into contractual obligations with lessees and borrowers for fixed payment terms, has investments in foreclosed cable system joint ventures and investments in leasing joint ventures.

         The net cash generated by operating activities was $220,000 during the three months ended March 31, 1998, as compared to $107,000 during the same period in 1997. The increase in net cash generated by operating activities is a result of an increase in accounts payable and accrued expenses.

         As previously discussed, the Partnership exercised and sold stock warrants during the three months ended March 31, 1997. As a result, the Partnership received proceeds from the sale of these securities of $151,000.

         As of March 31, 1998, the Partnership owned equipment held for lease with an aggregate original cost of $2,803,000 and a net book value of $0, compared to $2,565,000 and $0, respectively, as of March 31, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

         The cash distributed to limited partners during the three months ended March 31, 1998 and 1997 was $1,292,000 and $11,624,000, respectively. As a result, the cumulative cash distributions to the limited partners are $111,096,000 and $109,803,000 as of March 31, 1998 and 1997, respectively. The
General Partner did not receive cash distributions during the three months ended March 31, 1998 and 1997. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account. The Partnership will not be making any further distributions until its termination at which time a final distribution of excess cash, if any, will be distributed.

         The first annual distribution was made on January 15, 1997. As a result of the sale of certain cable television systems and the settlement of an impaired note receivable during 1996, the Partnership included the excess cash provided by these events in the January 15, 1997 distribution.

         As the Partnership's asset portfolio continues to decline as a result of the on-going liquidation of assets, it is expected that the cash generated from operations will also decline. Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses. The Partnership will be fully liquidated by its termination date of December 31, 1998.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 March 31, 1998

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

                                     PHOENIX LEASING CASH DISTRIBUTION FUND III,
                                         A CALIFORNIA LIMITED PARTNERSHIP
                                         --------------------------------
                                                  (Registrant)


    Date                     Title                              Signature
    ----                     -----                              ---------



May 13, 1998          Executive Vice President,           /S/ GARY W. MARTINEZ
--------------        Chief Operating Officer             --------------------
                      and a Director of                   (Gary W. Martinez)
                      Phoenix Leasing Incorporated
                      General Partner



May 13, 1998          Chief Financial Officer,            /S/ HOWARD SOLOVEI
--------------        Treasurer and a Director of         --------------------
                      Phoenix Leasing Incorporated        (Howard Solovei)
                      General Partner



May 13, 1998          Senior Vice President,              /S/ BRYANT J. TONG
--------------        Financial Operations                --------------------
                      (Principal Accounting Officer)      (Bryant J. Tong)
                      and a Director of
                      Phoenix Leasing Incorporated
                      General Partner