Form 10QSB
period 1998-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1998-08-13
CIK 822690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                         Commission file number 0-16615
                                                -------


                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
                                   Registrant

            California                                     68-0062480
---------------------------------             ----------------------------------
       State of Jurisdiction                  I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California              94901-5527
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

                               Yes _X_      No ___

516,662 Units of Limited Partnership Interest were outstanding as of June 30, 1998.

Transitional small business disclosure format:

                               Yes ___      No _X_

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      June 30,   December 31,
                                                        1998         1997
                                                        ----         ----
ASSETS

Cash and cash equivalents                             $ 4,240      $ 3,072

Accounts receivable (net of allowance for losses
    on accounts  receivable of $50 and $73 at
    June 30, 1998 and December 31, 1997,
    respectively)                                         133          192

Notes receivable (net of allowance for losses
   on notes receivable of $407 and $604 at
   June 30, 1998 and December 31, 1997,
   respectively)                                           44           45

Equipment on operating leases and held for
    lease (net of accumulated depreciation of
    $3,536 and $10,017 at June 30, 1998 and
    December 31, 1997, respectively)                     --           --

Cable systems, property and equipment (net of
    accumulated  depreciation of $665 and $521
    at June 30, 1998 and December 31, 1997,
    respectively)                                       2,970        3,086

Cable subscriber lists (net of accumulated
    amortization of  $475 and $380 at June 30,
    1998 and December 31, 1997, respectively)           1,040        1,135

Investment in joint ventures                              299          310

Other assets                                               50           48
                                                      -------      -------

     Total Assets                                     $ 8,776      $ 7,888
                                                      =======      =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses              $   654      $   608
                                                      -------      -------

     Total Liabilities                                    654          608
                                                      -------      -------

Partners' Capital

   General Partner                                      2,054          (18)

   Limited Partners, 600,000 units authorized,
     528,151 units issued and 516,662 units
     outstanding at June 30, 1998 and December
     31, 1997                                           6,068        7,298
                                                      -------      -------

     Total Partners' Capital                            8,122        7,280
                                                      -------      -------

     Total Liabilities and Partners' Capital          $ 8,776      $ 7,888
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
                                   (Unaudited)

                                             Three Months Ended Six Months Ended
                                                  June 30,          June 30,
                                                1998    1997      1998    1997
                                                ----    ----      ----    ----
INCOME
   Cable subscriber revenue                    $  422  $  436    $  842  $  852
   Rental income                                   61      76       131     203
   Equity in earnings from joint ventures, net      9      35        20      47
   Gain on sale of securities                      32    --          32     150
   Other income                                    44      81        74     208
                                               ------  ------    ------  ------
     Total Income                                 568     628     1,099   1,460
                                               ------  ------    ------  ------

EXPENSES
   Depreciation and amortization                  119     118       239     219
   Cable system operations                        243     232       474     501
   Lease related operating expenses                 5       8        13      22
   Management fees to General Partner
     and affiliate                                 22      23        43      53
   Reimbursed administrative costs to
     General Partner                               25      29        56      74
   Legal expense                                   69      13       110      38
   General and administrative expenses             62      44       103      81
                                               ------  ------    ------  ------
     Total Expenses                               545     467     1,038     988
                                               ------  ------    ------  ------

NET INCOME BEFORE MINORITY INTEREST                23     161        61     472

Minority interest in losses of subsidiary        --         8      --         8
                                               ------  ------    ------  ------

NET INCOME                                     $   23  $  169    $   61  $  480
                                               ======  ======    ======  ======

NET INCOME PER LIMITED
PARTNERSHIP UNIT                               $  .05  $  .32    $  .12  $  .92
                                               ======  ======    ======  ======

DISTRIBUTIONS PER LIMITED
PARTNERSHIP UNIT                               $ --    $ --      $ 2.50  $22.50
                                               ======  ======    ======  ======

ALLOCATION OF NET INCOME:
     General Partner                           $    1  $    1    $    1  $    3
     Limited Partners                              22     168        60     477
                                               ------  ------    ------  ------
                                               $   23  $  169    $   61  $  480
                                               ======  ======    ======  ======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Six Months Ended
                                                               June 30,
                                                          1998         1997
                                                          ----         ----
Operating Activities:
   Net income                                          $     61      $    480
   Adjustments to reconcile net income to net
     cash provided  by operating activities:
       Depreciation and amortization                        239           219
       Gain on sale of equipment                             (9)          (23)
       Equity in earnings from joint ventures, net          (20)          (47)
       Provision for losses on accounts receivable            9             9
       Gain on sale of securities                           (32)         (150)
       Decrease in accounts receivable                       50          --
       Increase (decrease) in accounts payable and
        accrued expenses                                     46          (103)
       Increase in other assets                              (2)          (17)
       Minority interest in losses of subsidiary           --              (8)
                                                       --------      --------

       Net cash provided by operating activities            342           360
                                                       --------      --------

Investing Activities:
   Principal payments, notes receivable                       1             8
   Proceeds from sale of equipment                            9            24
   Proceeds from sale of securities                          32           150
   Distributions from joint ventures                         31            70
   Cable systems, property and equipment                    (28)          (89)
                                                       --------      --------

Net cash provided by investing activities                    45           163
                                                       --------      --------

Financing Activities:
   Contribution from General Partner                      2,072          --
   Distributions to partners                             (1,291)      (11,625)
                                                       --------      --------

Net cash provided (used) by financing activities            781       (11,625)
                                                       --------      --------

Increase (decrease) in cash and cash equivalents          1,168       (11,102)

Cash and cash equivalents, beginning of period            3,072        15,591
                                                       --------      --------

Cash and cash equivalents, end of period               $  4,240      $  4,489
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

         The Partnership Agreement stipulates the methods by which income will be allocated to the General Partner and the limited partners. Such allocations will be made using income or loss calculated under Generally Accepted Accounting Principles for book purposes, which varies from income or loss calculated for tax purposes.

         The calculation of items of income and loss for book and tax purposes may result in book basis capital accounts that vary from the tax basis capital accounts. The requirement to restore any deficit capital balances by the General Partner will be determined based on the tax basis capital accounts. At liquidation of the Partnership, the General Partner's remaining book basis capital accounts will be reduced to zero through the allocation of income or loss.

         In March of 1998, Phoenix Concept Cablevision of Indiana, L.L.C. , a wholly owned subsidiary of the Partnership, entered into an Asset Purchase Agreement to sell all or substantially all of its assets. The closing date of the sale had been extended to occur on or before July 31, 1998. As of August 3, 1998, the closing did not occur thereby terminating the Asset Purchase Agreement.

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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At June 30, 1998, the recorded investment in notes that are considered to be impaired was $451,000 for which the related allowance for losses was $407,000. The average recorded investment in impaired loans during the six months ended June 30, 1998 and 1997 was approximately $549,000 and $656,000, respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                1998            1997
                                                ----            ----
                                               (Amounts in Thousands)

            Beginning balance                  $ 604           $ 604
                 Provision for losses           --              --
                 Write downs                    (197)           --
                                               -----           -----
            Ending balance                     $ 407           $ 604
                                               =====           =====

         The Partnership wrote-off the outstanding note receivable balance of $197,000 during the three months ended June 30, 1998 from a cable television system operator which was considered to be impaired. This note receivable had been fully reserved for in a previous year.

Note 5.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,662 and 516,716 for the six months ended June 30, 1998 and 1997, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                          June 30,       December 31,
                                            1998            1997
                                            ----            ----
                                           (Amounts in Thousands)

         Assets                           $1,072          $1,055
         Liabilities                         418             409
         Partners' Capital                   654             646


                               Three Months Ended            Six Months Ended
                                    June 30,                     June 30,
                               1998         1997            1998         1997
                               ----         ----            ----         ----
                                           (Amounts in Thousands)

         Revenue             $  160       $  636          $  295       $1,192
         Expenses                74          348             154          669
         Net Income              86          288             141          523

Foreclosed Cable Systems Joint Ventures

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                         June 30,       December 31,
                                           1998            1997
                                           ----            ----
                                          (Amounts in Thousands)

         Assets                           $1,973          $2,071
         Liabilities                         501             519
         Partners' Capital                 1,472           1,552

                              Three Months Ended            Six Months Ended
                                   June 30,                     June 30,
                               1998        1997            1998          1997
                               ----        ----            ----          ----
                                          (Amounts in Thousands)

         Revenue             $  180       $  260          $  433        $  505
         Expenses               244          274             513           551
         Net Loss               (64)         (14)            (80)          (46)

Note 7.       Legal Proceedings.

         On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fidicuary duty and breach of contract by the Companies as general partners of the Partnerships. Plaintiffs are expected to serve an amended complaint on August 14, 1998. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the six months ended June 30, 1998, the Partnership recorded legal expenses of approximately $76,000 in connection with the above litigation as indemnification to the General Partner.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiary (the Partnership) reported net income of $23,000 and $61,000 for the three and six months ended June 30, 1998, respectively, as compared to net income of $169,000 and $480,000 for the same periods in 1997. The decrease in net income during the three and six months ended June 30, 1998, as compared to the same periods in 1997, is primarily attributable to a decline in total revenues.

         Total revenues declined by $60,000 and $361,000 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year. The decline in total revenues for both the three and six months ended June 30, 1998, compared to the previous year, is attributable to decreases in rental income, earnings from joint ventures and other income. Additionally for the six months ended June 30, 1998, compared to 1997, the Partnership experienced a decrease in gain on sale of securities which also contributed to reducing total revenues for that period.

         Rental income decreased during the three and six months ended June 30, 1998 by $15,000 and $72,000, respectively, compared to the same periods in 1997. This decrease is the result of a reduction in the amount of equipment owned by the Partnership. The Partnership sold equipment with an original cost of $6.9 million for the six months ended June 30, 1998, compared to $1.9 million for the same period in 1997. At June 30, 1998, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $3.8 million, as compared to $12.4 million at June 30, 1997.

         The decrease in earnings from joint ventures of $26,000 and $27,000 for the three and six months ended June 30, 1998, is a result of one equipment joint venture having sold its remaining equipment and notes receivable during the year ended December 31, 1997, and one foreclosed cable systems joint venture incurring a loss on the sale of its cable system assets.

         The Partnership exercised and sold stock warrants during the six months ended June 30, 1998 recognizing a gain on securities of $32,000, compared to $150,000 for the same period in 1997. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies.

         The decrease in cash generated from the Partnership's operating and investing activities, as further discussed under "Liquidity and Capital Resources", has resulted in a reduction in interest income earned on the Partnership's cash balance. The decline in other income of $37,000 and $134,000 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year, is attributable to the decrease in interest income.

         The increase in legal fees of $56,000 and $72,000 for both the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, is a result of legal costs associated to a Class Action Complaint as further discussed on Note 7.

         Because the Partnership is in it's liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities or provide any further financing. As a result, revenues from leasing and financing activities are expected to continue to decline as the portfolio is liquidated. The Partnership will reach the end of its term on December 31, 1998. The Subsidiary's cable operations has become the primary activity of the Partnership. Cable subscriber revenue and cable system operations expenses remained relatively the same for the three and six months ended June 30, 1998, compared to the same periods in 1997.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from cable subscriber revenues. As another source of liquidity, the Partnership has entered into contractual obligations with lessees and borrowers for fixed payment terms, has investments in foreclosed cable system joint ventures and investments in leasing joint ventures.

         The net cash generated by operating activities was $342,000 during the six months ended June 30, 1998, as compared to $360,000 during the same period in 1997. The decrease in net cash generated by operating activities for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, is a result of an increase in legal fees, a decrease in rental income and a decrease in interest income from the Partnership's cash accounts, as previously discussed in "Results of Operations". These factors which contributed to reducing the net cash generated during 1998 was partially offset by a decrease in accounts receivable during the six months ended June 30, 1998, compared to 1997. The decrease in accounts receivable experienced during the six months ended June 30, 1998, compared to 1997 is attributable to the return of a deposit made during the fourth quarter of 1997.

         The net cash generated by investing activities was $45,000 during the six months ended June 30, 1998, compared to $163,000 during the six months ended June 30, 1997. This decrease during the six months ended June 30, 1998, compared to 1997 is primarily due to the decline in proceeds from the sale of securities. As previously discussed, the Partnership exercised and sold stock warrants during the six months ended June 30, 1998 and 1997. As a result, the Partnership received proceeds from the sale of these securities of $32,000 and $150,000 for the six months ended June 30, 1998 and 1997, respectively.

         The  decrease in net cash  generated by  investing  activities  is also attributable to the decline in distributions from joint ventures. The Partnership received distributions from joint ventures of $31,000 for the six months ended June 30, 1998 compared to $70,000 for the six months ended June 30, 1997. The decline in distributions from joint ventures for the six months ended June 30, 1998, compared to the same period in 1997, is due to a decrease in cash available for distribution from one of the equipment joint ventures. This equipment joint venture sold its remaining equipment and notes receivable during the year ended December 31, 1997.

         During the three months ended June 30, 1998, the Partnership received a capital contribution of $2,072,000 from the General Partner in order to restore the General Partner's tax basis deficit capital balance.

         The cash distributed to limited partners during the six months ended June 30, 1998 and 1997 was $1,291,000 and $11,625,000, respectively. As a result, the cumulative cash distributions to the limited partners are $111,095,000 and $109,804,000 as of June 30, 1998 and 1997, respectively. The
General Partner did not receive cash distributions during the six months ended June 30, 1998 and 1997. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account.

         The first annual distribution was made on January 15, 1997. As a result of the sale of certain cable television systems and the settlement of an impaired note receivable during 1996, the Partnership included the excess cash provided by these events in the January 15, 1997 distribution.

         As of June 30, 1998, the Partnership owned equipment held for lease with an aggregate original cost of $2,032,000 and a net book value of $0, compared to $3,196,000 and $0, respectively, as of June 30, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

         As the Partnership's asset portfolio continues to decline as a result of the on-going liquidation of assets, it is expected that the cash generated from operations will also decline. Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses. It is anticipated that the Partnership will be fully liquidated by its termination date of December 31, 1998.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                  June 30, 1998

                           Part II. Other Information.
                                    -----------------


Item 1.     Legal Proceedings.

              On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fidicuary duty and breach of contract by the Companies as general partners of the Partnerships. Plaintiffs are expected to serve an amended complaint on August 14, 1998. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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

                                     PHOENIX LEASING CASH DISTRIBUTION FUND III,
                                     -------------------------------------------
                                         A CALIFORNIA LIMITED PARTNERSHIP
                                         --------------------------------
                                                  (Registrant)


     Date                          Title                        Signature
     ----                          -----                        ---------



August 12, 1998          Executive Vice President,          /S/ GARY W. MARTINEZ
---------------          Chief Operating Officer            --------------------
                         and a Director of                  (Gary W. Martinez)
                         Phoenix Leasing Incorporated
                         General Partner


August 12, 1998          Chief Financial Officer,           /S/ HOWARD SOLOVEI
---------------          Treasurer and a Director of        --------------------
                         Phoenix Leasing Incorporated       (Howard Solovei)
                         General Partner


August 12, 1998          Senior Vice President,             /S/ BRYANT J. TONG
---------------          Financial Operations               --------------------
                         (Principal Accounting Officer)     (Bryant J. Tong)
                         and a Director of
                         Phoenix Leasing Incorporated
                         General Partner