Form 10QSB
period 1998-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1998-11-12
CIK 822690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                               Yes  X       No
                                   ---         ---

516,662 Units of Limited Partnership Interest were outstanding as of September 30, 1998.

Transitional small business disclosure format:

                               Yes          No  X
                                   ---         ---

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1998          1997
                                                          ----          ----
ASSETS
Cash and cash equivalents                                $ 4,363      $ 3,072

Accounts receivable (net of allowance for losses
   on accounts receivable of $52 and $73 at
   September 30, 1998 and December 31, 1997,
   respectively)                                             102          192

Notes receivable (net of allowance for losses
   on notes receivable of $21 and $604 at September
   30, 1998 and December 31, 1997, respectively)              43           45

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $1,221 and
   $10,017 at September 30, 1998 and December 31,
   1997, respectively)                                      --           --

Cable systems, property and equipment (net of
   accumulated depreciation of $738 and $521
   at September 30, 1998 and December 31, 1997,
   respectively)                                           2,915        3,086

Cable subscriber lists (net of accumulated
   amortization of $522 and $380 at September
   30, 1998 and December 31, 1997, respectively)             993        1,135

Investment in joint ventures                                 356          310

Other assets                                                  39           48
                                                         -------      -------

     Total Assets                                        $ 8,811      $ 7,888
                                                         =======      =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                 $   473      $   608
                                                         -------      -------

     Total Liabilities                                       473          608
                                                         -------      -------

Partners' Capital

   General Partner                                         2,056          (18)

   Limited Partners, 600,000 units authorized,
     528,151 units issued and 516,662 units
     outstanding at September 30, 1998 and
     December 31, 1997                                     6,282        7,298
                                                         -------      -------

   Total Partners' Capital                                 8,338        7,280
                                                         -------      -------

     Total Liabilities and Partners' Capital             $ 8,811      $ 7,888
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
                                   (Unaudited)

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                              1998     1997      1998     1997
                                              ----     ----      ----     ----
INCOME
   Cable subscriber revenue                  $  410  $  426     $1,253  $1,278
   Rental income                                129     106        259     310
   Equity in earnings (losses) from joint
     ventures, net                              115     (40)       135       6
   Interest income, notes receivable           --        78          6     107
   Gain on sale of securities                  --         1         32     151
   Gain on sale of cable system                --       169       --       169
   Other income                                  82      58        151     237
                                             ------  ------     ------  ------
     Total Income                               736     798      1,836   2,258
                                             ------  ------     ------  ------

EXPENSES
   Depreciation and amortization                129     119        368     338
   Cable system operations                      241     242        715     744
   Lease related operating expenses              11       5         25      26
   Management fees to General Partner
     and affiliate                               23      33         66      86
   Reimbursed administrative costs to
     General Partner                             21      25         77     100
   Legal expense                                 57      21        167      59
   General and administrative expenses           37      67        140     147
                                             ------  ------     ------  ------
     Total Expenses                             519     512      1,558   1,500
                                             ------  ------     ------  ------

NET INCOME BEFORE MINORITY INTEREST             217     286        278     758

Minority interest in losses (earnings)
  of subsidiary                                --        (2)      --         6
                                             ------  ------     ------  ------

NET INCOME                                   $  217  $  284     $  278  $  764
                                             ======  ======     ======  ======

NET INCOME PER LIMITED
PARTNERSHIP UNIT                             $  .41  $  .55     $  .53  $ 1.47
                                             ======  ======     ======  ======

DISTRIBUTIONS PER LIMITED
PARTNERSHIP UNIT                             $    -  $    -     $ 2.50  $22.50
                                             ======  ======     ======  ======



ALLOCATION OF NET INCOME:
     General Partner                         $    2  $    3     $    3  $    6
     Limited Partners                           215     281        275     758
                                             ------  ------     ------  ------
                                             $  217  $  284     $  278  $  764
                                             ======  ======     ======  ======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                            Nine Months Ended
                                                              September 30,
                                                            1998        1997
                                                            ----        ----
Operating Activities:
--------------------
   Net income                                             $    278   $    764
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation and amortization                           368        338
       Gain on sale of equipment                               (21)       (51)
       Gain on sale of cable system                           --         (169)
       Equity in earnings from joint ventures, net            (135)        (6)
       Provision for losses on accounts receivable              22         40
       Gain on sale of securities                              (32)      (151)
       Decrease (increase) in accounts receivable               68         (7)
       Decrease in accounts payable and accrued expenses      (135)    (2,252)
       Decrease (increase) in other assets                       1        (23)
       Minority interest in losses of subsidiary              --           (6)
                                                          --------   --------
Net cash provided (used) by operating activities               414     (1,523)
                                                          --------   --------

Investing Activities:
--------------------
   Principal payments, notes receivable                          2         13
   Proceeds from sale of equipment                              21         52
   Proceeds from sale of securities                             32        151
   Proceeds from sale of cable system                         --          169
   Distributions from joint ventures                            88        102
   Cable systems, property and equipment                       (47)      (134)
                                                          --------   --------
Net cash provided by investing activities                       96        353
                                                          --------   --------

Financing Activities:
--------------------
   Contribution from General Partner                         2,072       --
   Distributions to partners                                (1,291)   (11,625)
   Distribution to minority partners                          --           (2)
                                                          --------   --------
Net cash provided (used) by financing activities               781    (11,627)
                                                          --------   --------

Increase (decrease) in cash and cash equivalents             1,291    (12,797)

Cash and cash equivalents, beginning of period               3,072     15,591
                                                          --------   --------

Cash and cash equivalents, end of period                  $  4,363   $  2,794
                                                          ========   ========


        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  General.
         -------

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

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

         In March of 1998, Phoenix Concept Cablevision of Indiana, L.L.C. , a wholly owned subsidiary of the Partnership, entered into an Asset Purchase Agreement to sell all or substantially all of its assets on or before the closing date of July 31, 1998. The potential buyer has been unable to secure financing for the purchase of these assets prior to the contractual closing date. The General Partner is continuing its efforts in marketing this cable system for sale.

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At September 30, 1998, the recorded investment in notes that are considered to be impaired was $64,000 for which the related allowance for losses was $21,000. The average recorded investment in impaired loans during the nine months ended September 30, 1998 and 1997 was approximately $387,000 and $653,000, respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                       1998        1997
                                                       ----        ----
                                                    (Amounts in Thousands)

         Beginning balance                            $ 604       $ 604
              Provision for losses                     --          --
              Write downs                              (583)       --
                                                      -----       -----
         Ending balance                               $  21       $ 604
                                                      =====       =====

         The Partnership wrote-off the outstanding balance of several impaired notes receivable from cable television system operators during the nine months ended September 30, 1998 which totaled $583,000. These notes receivable had been fully reserved for in a previous year.


Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,662 and 516,716 for the nine months ended September 30, 1998 and 1997, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Ventures
------------------------

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                                September 30, December 31,
                                                    1998          1997
                                                    ----          ----
                                                  (Amounts in Thousands)

         Assets                                    $  331        $1,055
         Liabilities                                    7           409
         Partners' Capital                            324           646

                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                                 1998       1997       1998       1997
                                 ----       ----       ----       ----
                                         (Amounts in Thousands)

         Revenue               $  457     $  240     $  752      1,431
         Expenses                 686        901        840      1,569
         Net Loss                (229)      (661)       (88)      (138)


Foreclosed Cable Systems Joint Ventures
---------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                September 30,  December 31,
                                                    1998          1997
                                                    ----          ----
                                                  (Amounts in Thousands)

         Assets                                    $1,591        $2,071
         Liabilities                                  329           519
         Partners' Capital                          1,262         1,552

                                     Three Months Ended  Nine Months Ended
                                        September 30,      September 30,
                                        1998    1997       1998     1997
                                        ----    ----       ----     ----
                                             (Amounts in Thousands)

         Revenue                       $ 255   $ 257      $ 688    $ 762
         Expenses                        234     278        747      829
         Net Income (Loss)                21     (21)       (59)     (67)

Note 7.  Legal Proceedings.
         -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs subsequently amended the Marin Action on August 14, 1998. On October 23, 1998, the Companies filed a demurrer to the Marin Action, seeking its dismissal. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the nine months ended September 30, 1998, the Partnerships recorded legal expenses of approximately $110,000 in connection with the above litigation as indemnification to the General Partner.

Note 8.  Subsequent Event.
         ----------------

         On October 19, 1998, Phoenix Concept Cablevision, Inc., a foreclosed cable television system joint venture, received proceeds of $1,681,000 for the sale of its assets. The Partnership owns a. 14.19% interest in this joint venture.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES

Item 2.      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations.
             ---------------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiary (the Partnership) reported net income of $217,000 and $278,000 for the three and nine months ended September 30, 1998, respectively, as compared to net income of $284,000 and $764,000 for the same periods in 1997. The decrease in net income during the three and nine months ended September 30, 1998, as compared to the same periods in 1997, is primarily attributable to a decline in total revenues.

         The Subsidiary's cable operations has become the primary activity of the Partnership. Cable subscriber revenue and cable system operations expenses remained relatively the same for the three and nine months ended September 30, 1998, compared to the same periods in 1997.

         Total revenues declined by $62,000 and $422,000 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in the prior year. The decline in total revenues for both the three and nine months ended September 30, 1998, compared to the previous year, is attributable to decreases in interest income from notes receivable and gain on sale of cable system. Additionally, for the nine months ended September 30, 1998, compared to 1997, the Partnership experienced decreases in gain on sale of securities and other income which were also factors contributing to the decrease in total revenues for that period.

         Interest income from notes receivable was $0 and $6,000 for the three and nine months ended September 30, 1998, respectively, compared to $78,000 and $107,000 for the same periods in 1997. During the three months ended September 30, 1997, the Partnership received additional settlement proceeds from a defaulted note receivable with a net carrying value of $0 which contributed to increasing interest income from notes receivable during both the three and nine months ended September 30, 1997, such an occurrence does not exist in 1998.

         For both the three and nine months ended September 30, 1998, the Partnership reported a gain on sale of cable system of $0, compared to $169,000 for both the three and nine months ended September 30, 1997. During the three months ended September 30, 1997, Phoenix Grassroots Cable Systems, L.L.C., a subsidiary of the Partnership, received a disbursement of proceeds of $169,000 which were held in escrow from the August 30, 1996 sale of assets. At the time of the sale, a portion of the proceeds were held in escrow to cover liabilities which may have arisen after the sale. The receipt of the escrow proceeds was treated as an adjustment to the sales price, and as a result, the Partnership recognized an additional gain on the sale of cable systems for the three and nine months ended September 30, 1997.

         The Partnership exercised and sold stock warrants during the nine months ended September 30, 1998 recognizing a gain on securities of $32,000, compared to $151,000 for the same period in 1997. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies.

         The decrease in other income of $86,000 for the nine months ended September 30, 1998, compared to the same period in 1997, is attributable to a decrease in interest income. The decrease in interest income is due to a reduction in the Partnership's cash balance resulting from a decline in cash generated from the Partnership's operating and investing activities during 1997 and 1998.

         The increase in earnings from joint ventures of $155,000 and $129,000 for the three and nine months ended September 30, 1998, is due to one equipment joint venture having sold its remaining equipment which resulted in the recovery of provision for doubtful accounts receivable and a write off of a liability.

         The increase in total expenses of $7,000 and $58,000 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997 is a result of an increase in legal fees. Legal fees increased by $36,000 and $108,000 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997 as a result of legal costs associated to a Class Action Complaint as further discussed in Note 7.

         Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities or provide any further financing. As a result, revenues from leasing and financing activities are expected to continue to decline as the portfolio is liquidated. The aggregate original cost of equipment owned by the Partnership as of September 30, 1998 is $1,358,000 compared to $11,919,000 as of September 30, 1997. The Partnership will reach the end of its term on December 31, 1998.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from cable subscriber revenues. As another source of liquidity, the Partnership has entered into contractual obligations with lessees and borrowers for fixed payment terms, has investments in foreclosed cable system joint ventures and investments in leasing joint ventures.

         The net cash generated by operating activities was $414,000 during the nine months ended September 30, 1998, as compared to net cash used of $1,523,000 during the same period in 1997. During the nine months ended September 30, 1997, the Partnership's net use of cash generated by operating activities was attributable to payments of outstanding liabilities for reimbursements of costs to the General Partner.

         The net cash generated by investing activities was $96,000 during the nine months ended September 30, 1998, compared to $353,000 during the nine months ended September 30, 1997. This decrease during the nine months ended September 30, 1998, compared to 1997 is primarily due to the decline in proceeds from the sale of securities and proceeds from sale of cable systems. As previously discussed, the Partnership exercised and sold stock warrants during the nine months ended September 30, 1998 and 1997. As a result, the Partnership received proceeds from the sale of these securities of $32,000 and $151,000 for the nine months ended September 30, 1998 and 1997, respectively. Additionally, the decline in net cash generated by investing activities for the nine months ended September 30, 1998, compared to 1997, is also due to the absence of proceeds from sale of cable system, compared to $169,000 in 1997, as was further discussed in "Results of Operations".

         During the nine months ended September 30, 1998, the Partnership received a capital contribution of $2,072,000 from the General Partner in order to restore the General Partner's tax basis deficit capital balance.

         The cash distributed to limited partners during the nine months ended September 30, 1998 and 1997 was $1,291,000 and $11,625,000, respectively. As a result, the cumulative cash distributions to the limited partners are $111,095,000 and $109,804,000 as of September 30, 1998 and 1997, respectively.
The General Partner did not receive cash distributions during the nine months ended September 30, 1998 and 1997.

         The first annual distribution was made on January 15, 1997. As a result of the sale of certain cable television systems and the settlement of an impaired note receivable during 1996, the Partnership included the excess cash provided by these events in the January 15, 1997 distribution. The Partnership anticipates making a distribution to partners on or before December 30, 1998.

         As of September 30, 1998, the Partnership owned equipment held for lease with an aggregate original cost of $160,000 and a net book value of $0, compared to $2,944,000 and $0, respectively, as of September 30, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

         As the Partnership's asset portfolio continues to decline as a result of the on-going liquidation of assets, it is expected that the cash generated from operations will also decline. Cash generated from cable television, leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

         The General Partner currently anticipates that it may not be able to liquidate the remaining assets by December 31, 1998, as previously reported. The remaining assets of the Partnership consist primarily of: Phoenix Concept Cablevision of Indiana, L.L.C. (a cable television system and wholly owned subsidiary), an investment in Phoenix Pacific Northwest J.V. (a foreclosed cable television system joint venture), a note receivable from a cable television system operator and various leased equipment. The General Partner is continuing its efforts in marketing these assets for sale.

         On October 19, 1998, Phoenix Concept Cablevision, Inc., a foreclosed cable system joint venture, received proceeds of $1,681,000 million for the sale of its assets. The Partnership owns a 14.19% interest in this joint venture.

Impact of the Year 2000 Issue

         The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computers and computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

         The General Partner has performed an assessment of the computer programs used to conduct the business of the Partnership that are subject to Year 2000 risk. The General Partner and its affiliates are currently in the process of testing, upgrading, modifying and replacing existing computer programs that have been determined not to be Year 2000 compliant. It is estimated that this project will be completed in mid 1999. However, if this project is not completed in a timely matter, the Year 2000 issue could have a material impact on the Partnership's operations. The costs of these changes are being incurred by the General Partner or its affiliates. Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations. The General Partner currently does not have a contingency plan, but will continue to evaluate the need for such plan as systems and programs are tested.

         The Partnership's customers consist of cable subscribers, lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem.

         The assessments of the risks and costs of the Year 2000 issue are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and the actual results could differ materially from those estimates.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                               September 30, 1998

                           Part II. Other Information.
                                    -----------------


Item 1.       Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs subsequently amended the Marin Action on August 14, 1998. On October 23, 1998, the Companies filed a demurrer to the Marin Action, seeking its dismissal. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the nine months ended September 30, 1998, the Partnerships recorded legal expenses of approximately $110,000 in connection with the above litigation as indemnification to the General Partner.

Item 2.     Changes in Securities.  Inapplicable
            ---------------------

Item 3.     Defaults Upon Senior Securities.  Inapplicable
            -------------------------------

Item 4.     Submission of Matters to a Vote of Securities Holders.  Inapplicable
            -----------------------------------------------------

Item 5.     Other Information.  Inapplicable
            -----------------

Item 6.     Exhibits and Reports on 8-K:
            ---------------------------

            a)  Exhibits:

                (27)     Financial Data Schedule

            b)  Reports on 8-K: None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PHOENIX LEASING CASH DISTRIBUTION FUND III,
                                     -------------------------------------------
                                         A CALIFORNIA LIMITED PARTNERSHIP
                                                  (Registrant)


     Date                          Title                        Signature
     ----                          -----                        ---------



November 11, 1998        Executive Vice President,          /S/ GARY W. MARTINEZ
-----------------        Chief Operating Officer            --------------------
                         and a Director of                  (Gary W. Martinez)
                         Phoenix Leasing Incorporated
                         General Partner


November 11, 1998        Chief Financial Officer,           /S/ HOWARD SOLOVEI
-----------------        Treasurer and a Director of        --------------------
                         Phoenix Leasing Incorporated       (Howard Solovei)
                         General Partner


November 11, 1998        Senior Vice President,             /S/ BRYANT J. TONG
-----------------        Financial Operations               --------------------
                         (Principal Accounting Officer)     (Bryant J. Tong)
                         and a Director of
                         Phoenix Leasing Incorporated
                         General Partner