Form 10KSB
period 1998-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1999-03-25
CIK 822690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-KSB

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-16615


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

                               Yes   X   No
                                   -----    -----

The Registrant's revenue for its most recent fiscal year was $2,431,000.

As of December 31, 1998, 516,662 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                               Yes       No   X
                                   -----    -----

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         1998 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.    Business........................................................  3
Item 2.    Properties......................................................  6
Item 3.    Legal Proceedings...............................................  6
Item 4.    Submission of Matters to a Vote of Security Holders.............  6


                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security
           Holder Matters..................................................  6
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  7
Item 7.    Financial Statements............................................ 10
Item 8.    Disagreements on Accounting and Financial Disclosure Matters.... 26


                                    PART III

Item 9.    Directors and Executive Officers of the Registrant.............. 26
Item 10.   Executive Compensation.......................................... 27
Item 11.   Security Ownership of Certain Beneficial Owners and Management.. 28
Item 12.   Certain Relationships and Related Transactions.................. 28


                                     PART IV

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K. 28


Signatures................................................................. 29

                                     PART I

Item 1.       Business.
              --------

General Development of Business.

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership (the Partnership), was organized on June 29, 1987. The Partnership was registered with the Securities and Exchange Commission with an effective date of January 5, 1988 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership was terminated on December 31, 1998. The remaining assets are being liquidated.

         The General Partner of the Partnership is Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

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

         Phoenix Concept Cablevision of Indiana, L.L.C., is a wholly-owned subsidiary of the Partnership. The Subsidiary was formed under the laws of Delaware on November 9, 1995 to own and operate a cable television system in the state of Indiana.

         Hereinafter, these entities are collectively referred to as "the Partnership."

Narrative Description of Business.

         The  Partnership  conducts  its  business  in  two  business  segments:
Equipment  Leasing  and  Financing  Operations,   and  Cable  Television  System
Operations. A discussion of these two segments follows:

Equipment Leasing and Financing Operations.
------------------------------------------

         From the initial formation of the Partnership through December 31, 1998, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $219,986,000. The average initial firm term of contractual payments from equipment subject to lease was 38.56 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.52%. The average initial firm term of contractual payments from loans was 59.38 months.

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

         The Partnership has acquired equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1998, the remaining equipment owned by the Partnership was classified as Operating leases. The Partnership has also provided financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases were generally for a longer term under which the non-cancelable rental payments due during the initial term of the lease were at least sufficient to recover the purchase price of the equipment. A significant portion of the net offering proceeds to the Partnership has been invested in capital equipment subject to Operating leases.

         The Partnership has made secured loans to emerging growth companies, security monitoring companies, cable television systems and other businesses. These loans are asset-based and the Partnership receives a security interest in the assets financed.

         The Partnership's financing activities were concentrated in the cable television industry. The Partnership made secured loans to operators of cable television systems for the acquisition, refinancing, construction, upgrade and extension of such systems located throughout the United States. The loans to cable television system operators were secured by a senior or subordinated interest in the assets of the cable television system, its franchise agreements, subscriber lists, material contracts and other related assets. In some cases the Partnership also received personal guarantees from the owners of the systems.

         Several of the cable television system operators to whom the Partnership provided financing experienced financial difficulties. These difficulties were believed to have been caused by several factors. Some of these factors were: a significant reduction in the availability of debt from banks and other financial institutions to finance the acquisition and operations, uncertainties related to future government regulation in the cable television industry and the economic recession in the United States. These factors resulted in a significant decline in the demand for the acquisition of cable systems and further caused an overall decrease in the value of many cable television systems. As a result of the above, many of the Partnership's notes receivable from cable television system operators went into default. The result is that the Partnership did not receive scheduled payments, had to grant loan extensions, experienced an increase in legal and collection costs and in some cases, had to foreclose on the cable television system. The impact of this has been a decrease in the overall return on the Partnership's investments in such notes.

         The Partnership has obtained an ownership interest in several cable system joint ventures that it obtained through foreclosure. These cable systems have generated a positive monthly cash flow and provided cash distributions to the Partnership during 1998 and 1997. The cable systems are managed and operated by an affiliate of the General Partner. Upon foreclosure, the assets of the cable television system were booked at the lower of the Partnership's cost (the carrying value of the note) or the estimated fair value of the cable television system.

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

Cable Television Systems Operations.
-----------------------------------

         As of December 31, 1998, the Partnership's only remaining subsidiary, Phoenix Concept Cablevision of Indiana, L.L.C., is in the cable television system business segment of the Partnership's operations. The Partnership's previous majority-owned subsidiaries, Phoenix Black Rock Cable J.V. and Phoenix Grassroots Cable Systems, L.L.C., were also in this business segment.

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

         The cable television system owned by Phoenix Concept Cablevision of Indiana, L.L.C. is located in the counties of Benton, Parke, Greene, Montgomery, Putnam, Boone, Hendricks, Clinton, Hamilton, and Madison in the state of Indiana. The cable television system consists of headend equipment and 166 miles of plant passing approximately 9,449 homes with approximately 5,248 subscribers. The Subsidiary operates under non-exclusive franchise agreements with several of these counties and with communities located within these counties.

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

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the remaining cable television system.

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

         A favorable part of the bill is that small cable systems were immediately deregulated from most regulations and that the definition of a small cable operator is under 600,000 subscribers. This allows small operators to raise rates if needed, and eliminates the need to provide franchise authorities with costly rate filings and justifications. The bill also allows the local telephone companies to buy out small cable operators in their own region as well as to joint venture with small cable operators.

         Please see Note 13 in the Partnership's financial statements for financial information about the Partnership's business segments.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1998, together with information concerning the uses of assets is set forth in Item 2.

Item 2.       Properties.
              ----------

Equipment Leasing and Financing Operations.

         The Partnership is engaged in the equipment leasing and financing industry. The primary assets held by the Partnership are its investments in leases and loans, either directly or through its investments in joint ventures, to businesses located throughout the United States.

         As of December 31, 1998, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $910,000. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1998.


                                                                   Percentage of
                Asset Types                    Purchase Price(1)    Total Assets
                -----------                    -----------------   -------------
                                            (Amounts in Thousands)

Computer Peripherals                                 $676               74%
Financing Related to Cable Television Systems
  and Other Media                                     116               13
Reproduction Equipment                                106               12
Small Computer Systems                                 12                1
                                                     ----              ---

TOTAL                                                $910              100%
                                                     ====              ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $106,000 and original cost of outstanding loans of $116,000 at December 31, 1998.

Cable Television System Operations.

     The Subsidiaries' principal plants and property consist of electronic headend equipment and its plant (cable). The headends are located on land that is owned or leased by the Subsidiaries.


Item 3.       Legal Proceedings.
              -----------------

         The Registrant is not a party to any material pending legal proceedings which would have a material adverse impact on its financial position.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

         No matters were submitted to a vote of limited partners, through the solicitation of proxies or otherwise, during the year covered by this report.


                                     PART II

Item 5.       Market for the Registrant's Securities and Related Security Holder
              ------------------------------------------------------------------
              Matters.
              -------

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate Number of Equity Security Investments:

                                                   Number of Unit Holders
               Title of Class                     as of December 31, 1998
               --------------                     -----------------------

               Limited Partners                            12,511
               General Partner                                  1

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------


Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership, and Subsidiary (the Partnership) reported net income of $435,000 during the year ended December 31, 1998, as compared to net income of $770,000 during 1997. The decline in net income experienced in 1998, compared to 1997, is primarily attributable to a decline in total revenues.

         The Subsidiary's cable operations has become the primary activity of the Partnership. Cable subscriber revenue and cable system operations expenses decreased slightly for the year ended December 31, 1998, compared to the same periods in 1997.

         Total revenues decreased by $302,000 for the year ended December 31, 1998, as compared to the previous year. The decrease in total revenues for 1998 is attributable to decreases in interest income from notes receivable and gain on sale of cable systems. Additionally, for the year ended December 31, 1998, compared to 1997, the Partnership experienced decreases in gain on sale of securities and rental income.

         Interest income from notes receivable decreased $101,000 for the year ended December 31, 1998, compared to 1997. During the year ended December 31, 1997, the Partnership received additional settlement proceeds from a defaulted note receivable with a net carrying value of $0. Such an occurrence did not exist in 1998.

         Gain on sale of cable systems decreased $169,000 during the year ended December 31, 1998, as compared to 1997. During the year ended December 31, 1997, Phoenix Grassroots Cable Systems, L.L.C. received proceeds of $169,000 which were held in escrow from the August 30, 1996 sale of its assets. At the time of the sale, a portion of the proceeds were held in escrow to cover liabilities which may have arisen after the sale. The receipt of the escrow proceeds was treated as an adjustment to the sales price, and as a result, the Partnership recognized an additional gain on the sale of cable systems for the year ended December 31, 1997 of $169,000.

         Also contributing to the decline in total revenues was the decreases in rental income of $107,000 and gain on sale of securities of $121,000 for the year ended December 31, 1998, compared to 1997. The decrease in rental income is primarily the result of a reduction in the amount of equipment owned by the Partnership. At December 31, 1998, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $688,000 compared to $10.6 million at December 31, 1997.

         The Partnership exercised and sold stock warrants during the year ended December 31, 1998, as compared to 1997, recognizing a gain on securities of $30,000, compared to $151,000 for the same period in 1997. The Partnership has been granted stock warrants as part of its lease or financing agreements with certain emerging growth companies.

         The above mentioned decreases in revenues were partially offset by the increase in earnings from joint ventures of $310,000. This is due to one equipment joint venture having sold its remaining equipment which resulted in the recovery of provision of doubtful accounts receivable and a write off of a liability.

         Total expenses increased by $27,000 for the year ended December 31, 1998, compared to 1997. This increase is a result of an increase in legal fees, offset by a decrease in cable system operations expenses. Legal fees increased as a result of legal costs associated to a Class Action Complaint as further discussed in Note 15.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

Liquidity and Capital Resources

         The Partnership's primary source of liquidity comes from its cable television system operations and joint ventures. Additionally, the Partnership continues to be in the process of liquidating the assets of the Partnership which will provide further liquidity to the Partnership as proceeds from the sale of these assets are received.

         The Partnership reported net cash generated by operating activities of $663,000 for the year ended December 31, 1998, as compared to net cash used by operating activities $1,300,000 during 1997. During the year ended December 31, 1997, the Partnership's net use of cash generated by operating activities was attributable to payments of outstanding liabilities for reimbursements of costs to the General Partner.

         The net cash generated by investing activities was $350,000 during the year ended December 31, 1998, compared to $409,000 during the year ended December 31, 1997. This decrease during the year ended December 31, 1998, compared to 1997 is primarily due to the decline in proceeds from the sale of securities and proceeds from sale of cable systems. As previously discussed, the Partnership exercised and sold stock warrants during the year ended December 31, 1998 and 1997. As a result, the Partnership received proceeds from the sale of these securities of $31,000 and $151,000 for the year ended December 31, 1998 and 1997, respectively. Additionally, the decline in net cash generated by investing activities for the year ended December 31, 1998 compared to 1997, is also due to the absence of proceeds from sale of cable system, compared to $169,000 in 1997, as was further discussed in "Results of Operations".

         The increase in distributions from joint ventures of $178,000 for the year ended December 31, 1998 compared to 1997 is attributable to a foreclosed cable joint venture receiving proceeds from the sale of its assets.

         During the year ended December 31, 1998, the Partnership received a capital contribution of $2,072,000 from the General Partner in order to restore the General Partner's tax basis deficit capital balance.

         As of December 31, 1998, the Partnership owned equipment held for lease with an aggregate original cost of $115,000 and a net book value of $0, compared to $2,857,000 and $0, respectively, as of December 31, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease portfolio.

         The cash distributed to limited partners during 1998 and 1997 were $4,841,000 and $11,625,000, respectively. As a result, the cumulative cash distributions to the limited partners are $114,646,000 and $109,805,000 as of December 31, 1998 and 1997, respectively. As a result of the sale of certain cable television systems and the settlement of an impaired note during 1996, the Partnership included the excess cash provided by these events on the January 15, 1997 distribution. The General Partner did not receive cash distributions during 1998 and 1997. The General Partner has elected not to receive payment, at this time, for its share of the cash available for distribution due to its negative capital account.

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also decline. The remaining assets of the Partnership consist primarily of : Phoenix Concept Cablevision of Indiana, L.L.C., (a cable television system and wholly owned Subsidiary), an investment in Phoenix Pacific Northwest J.V. (a foreclosed cable television system joint venture), a note receivable from a cable television system operator and various leased equipment. The General Partner is continuing its efforts in marketing these assets for sale.

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

Impact of the Year 2000 Issue

         The General Partner has appointed ReSource/Phoenix, Inc. an affiliate of the General Partner, to manage its Year 2000 project.

         Resource/Phoenix has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. If the Year 2000 project is not completed in a timely manner, the Year 2000 issue could have a material impact on the Partnership's operations. The Y2K Project Team, however, has identified Y2K risks and issues and the remediation procedures which need to be implemented. The Y2K Project Team has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timelines.

         Installation of any remediation changes to software and hardware is planned to be completed by June 30, 1999.

         Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem.

                    Item 7. CONSOLIDATED FINANCIAL STATEMENTS
                            ---------------------------------

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                   -------------------------------------------
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                 -----------------------------------------------

                          YEAR ENDED DECEMBER 31, 1998
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Leasing Cash Distribution Fund III, a California limited partnership:

We have audited the accompanying consolidated balance sheet of Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiary as of December 31, 1998 and the related consolidated statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiary as of December 31, 1998 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

San Francisco, California,
  January 22, 1999

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                               December 31, 1998
                                                               -----------------
ASSETS

Cash and cash equivalents                                             $1,316

Accounts receivable (net of allowance for losses on accounts
   receivable of $57)                                                    132

Notes receivable (net of allowance for losses on notes receivable
   of $21)                                                                43

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $579)                                    --

Cable systems, property and equipment (net of accumulated
   depreciation of $811)                                               2,859

Cable subscriber lists (net of accumulated amortization of $570)         946

Investment in joint ventures                                             205

Other assets                                                              54
                                                                      ------

     Total Assets                                                     $5,555
                                                                      ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                              $  593
                                                                      ------

     Total Liabilities                                                   593
                                                                      ------

Partners' Capital:

   General Partner                                                     2,058

   Limited Partners, 600,000 units authorized, 528,151 units
     issued, 516,662 units outstanding                                 2,888

   Accumulated other comprehensive income                                 16
                                                                      ------

     Total Partners' Capital                                           4,962
                                                                      ------

     Total Liabilities and Partners' Capital                          $5,555
                                                                      ======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                        1998         1997
                                                        ----         ----
INCOME

   Cable subscriber revenue                           $ 1,668      $ 1,710
   Rental income                                          299          406
   Interest income, notes receivable                        6          107
   Equity in earnings (losses) from joint
     ventures, net                                        227          (83)
   Gain on sale of securities                              30          151
   Gain on sale of cable systems                         --            169
   Other income                                           201          273
                                                      -------      -------

     Total Income                                       2,431        2,733
                                                      -------      -------

EXPENSES

   Depreciation and amortization                          488          457
   Lease related operating expenses                        35           31
   Cable system operations                                867          971
   Management fees to General Partner and
     affiliate                                             86          108
   Reimbursed administrative costs to General
     Partner                                              168          125
   Provision for losses on receivables                     28           43
   Legal expense                                          194           83
   General and administrative expenses                    130          151
                                                      -------      -------

     Total Expenses                                     1,996        1,969
                                                      -------      -------

NET INCOME BEFORE MINORITY INTEREST                       435          764

   Minority Interest in losses of subsidiary             --              6
                                                      -------      -------

NET INCOME                                                435          770

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during
        period                                             46          151
     Less:  reclassification adjustment for gains
       included in net income                             (30)        (151)
                                                      -------     --------

Other comprehensive income                                 16         --
                                                      -------     --------

COMPREHENSIVE INCOME                                  $   451      $   770
                                                      =======      =======


NET INCOME PER LIMITED PARTNERSHIP UNIT               $   .83      $  1.48
                                                      =======      =======

ALLOCATION OF NET INCOME:
     General Partner                                  $     4      $     7
     Limited Partners                                     431          763
                                                      -------      -------

                                                      $   435      $   770
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


                                                                              Accumulated
                                               General                           Other
                                               Partner's   Limited Partners'  Comprehensive Total
                                                Amount     Units      Amount     Income     Amount
                                                ------     -----------------  ------------- ------

Balance, December 31, 1996                     $    (25)   516,716   $ 18,160   $   --    $ 18,135

Distributions to partners ($22.50 per limited
   partnership unit)                               --         --      (11,625)      --     (11,625)

Redemptions of capital                             --          (54)      --         --        --

Net income                                            7       --          763       --         770
                                               --------    -------   --------   --------  --------

Balance, December 31, 1997                          (18)   516,662      7,298       --       7,280

Distributions to partners ($9.37 per limited
   partnership unit)                               --         --       (4,841)      --      (4,841)

Contribution from General Partner                 2,072       --         --         --       2,072

Other comprehensive income                         --         --         --           16        16

Net income                                            4       --          431       --         435
                                               --------    -------   --------   --------  --------

Balance, December 31, 1998                     $  2,058    516,662   $  2,888   $     16  $  4,962
                                               ========    =======   ========   ========  ========

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                       1998        1997
                                                       ----        ----
Operating Activities:
--------------------
   Net income                                       $    435    $    770
   Adjustments to reconcile net income to
     net cash provided by (used in) operating
     activities:
       Depreciation and amortization                     488         457
       Gain on sale of cable systems                    --          (169)
       Gain on sale of equipment                         (48)        (74)
       Gain on sale of securities                        (30)       (151)
       Equity in losses (earnings) from joint
         ventures, net                                  (227)         83
       Provision for losses on accounts receivable        28          43
       Minority interest in losses of subsidiary        --            (6)
       Decrease (increase) in accounts receivable         32          (7)
       Decrease in accounts payable and accrued
         expenses                                        (15)     (2,223)
       Increase in other assets                         --           (23)
                                                    --------    --------

Net cash provided by (used in) operating
  activities                                             663      (1,300)
                                                    --------    --------

Investing Activities:
--------------------
   Principal payments, notes receivable                    2          13
   Proceeds from sale of cable systems                  --           169
   Proceeds from sale of equipment                        48          75
   Proceeds from sale of securities                       31         151
   Distributions from joint ventures                     332         154
   Cable systems, property and equipment                 (63)       (153)
                                                    --------    --------


Net cash provided by investing activities                350         409
                                                    --------    --------

Financing Activities:
--------------------
   Contribution from General Partner                   2,072        --
   Distributions to partners                          (4,841)    (11,625)
   Distributions to minority partners                   --            (3)
                                                    --------    --------

Net cash used in financing activities                 (2,769)    (11,628)
                                                    --------    --------

Decrease in cash and cash equivalents                 (1,756)    (12,519)
Cash and cash equivalents, beginning of period         3,072      15,591
                                                    --------    --------

Cash and cash equivalents, end of period            $  1,316    $  3,072
                                                    ========    ========

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


Note 1.       Organization and Partnership Matters.
              ------------------------------------

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership (the Partnership), was formed on July 30, 1985, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis, and to provide financing to emerging growth companies and cable television system operators. The Partnership's minimum investment requirements were met January 21, 1988. The Partnership reached the end of its term on December 31, 1998; however, the remaining assets have not yet been liquidated.

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of reducing the risks of financing or acquiring certain capital equipment leased to third parties. (See Note 7.)

         The Partnership's current and prior subsidiaries, Phoenix Black Rock Cable J.V., Phoenix Concept Cablevision of Indiana, L.L.C. and Phoenix Grassroots Cable Systems, L.L.C. were formed to acquire the assets and liabilities of specific foreclosed cable television systems which the Partnership had extended credit. The acquisition of assets and liabilities of the borrower by the subsidiaries through foreclosure were accounted for using the "purchase method" of accounting in which the transfer price was allocated to the net assets in accordance with the relative fair market value of the assets acquired and liabilities assumed. Phoenix Blackrock Grassroots sold these systems prior to 1997 and ceased operations.

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

         On February 2, 1996, the Partnership and Phoenix Concept Cablevision of Indiana, L.L.C. (Phoenix Concept), a newly formed limited liability company in the State of Delaware on November 9, 1995 and a wholly owned subsidiary of the Partnership, entered into a Commercial Code Section 9505 Agreement (the "Agreement") with Concept Cablevision of Indiana, Inc., a cable television company to which the Partnership had extended credit. The Agreement, which closed on February 2, 1996, allowed Phoenix Concept to foreclose upon the cable television system (the collateral for the note) of Concept Cablevision of Indiana, Inc. The Partnership's net carrying value for this outstanding note receivable was $4.3 million at February 2, 1996, which was carried over to the basis in the cable system and exchanged for a 100% ownership interest in this limited liability company. The Partnership had no related allowance for this note receivable. In addition, Phoenix Concept made a cash payment of $200,000 and assumed certain liabilities, including a note payable of $600,000 and certain other miscellaneous accounts payable as specified in the agreement.

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

         For financial reporting purposes, Partnership income shall be allocated as follows: (a) first, to the General Partner until the cumulative income so allocated is equal to the cumulative distributions to the General Partner, (b) second, one percent to the General Partner and 99% to the Limited Partners until the cumulative income so allocated is equal to any cumulative Partnership loss and syndication expenses for the current and all prior accounting periods, and
(c) the balance, if any, to the Limited Partners. All Partnership losses shall be allocated one percent to the General Partner and 99% to the Limited Partners.

         The General Partner is entitled to receive five percent of all cash distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 12% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership. During 1997 and 1998 the General Partner did not draw its share of the 1997 and 1998 cash available for distribution.

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

         Compensation due to the General Partner and affiliates for the years ended December 31,

                                         1998            1997
                                         ----            ----
                                        (Amounts in Thousands)

         Management fees                 $ 86            $108
                                         ----            ----

                                         $ 86            $108
                                         ====            ====

         Redemptions of Limited Partner units will only be made to the extent permitted by applicable laws and regulations, the Partnership Agreement and if, in the opinion of the General Partner, it is in the best interest of the Partnership. In addition, redemptions will not be made if such redemptions would cause the Partnership to be categorized as a publicly traded partnership for federal income tax purposes. As provided for by the partnership agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after November 30, 1993.

         The  Partnership  will acquire such  limited  partnership  units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $0 during the years ended December 31, 1998 and 1997. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


Note 2.       Summary of Significant Accounting Policies.
              ------------------------------------------

         Principles of Consolidation. The 1998 and 1997 financial statements include the accounts of Phoenix Leasing Cash Distribution Fund III and its wholly owned subsidiary, Phoenix Concept Cablevision of Indiana, L.L.C. (a Delaware limited liability company). Hereinafter these entities are collectively referred to as "the Partnership."

         Leasing Operations. Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated. The Partnership's leased equipment is depreciated primarily using an accelerated depreciation method over the estimated useful life of six years.

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

         Rental income for the year is determined on a straight-line basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

         Cable Television System Operations. The consolidated statements of operations and comprehensive income include the operating activity of one Subsidiary, Phoenix Concept Cablevision of Indiana, L.L.C. for the year ended December 31, 1998 and 1997. The cable television system owned by Phoenix Concept Cablevision of Indiana, L.L.C. is located in the counties of Benton, Parke, Greene, Montgomery, Putnam, Boone, Hendricks, Clinton, Hamilton and Madison in the state of Indiana. The cable television system consists of headend equipment and 166 miles of plant passing approximately 9,449 homes with approximately 5,248 subscribers. The Subsidiary operates under non-exclusive franchise agreements with several of these counties and with communities located within these counties.

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

         Impaired Notes Receivable. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income. Generally, notes receivable are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

         Investment in Available-for-Sale Securities. The Partnership has investments in stock and stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

         Reclassification. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Comprehensive Income. As of January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the Partnership, comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of partners' capital.

         Business Segments. Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS 131). This Statement establishes standards for the reporting and display of information about operating segments and related disclosures. The Partnership's operating segments are described in Note 13.


Note 3.       Accounts Receivable.
              -------------------

         Accounts receivable consist of the following at December 31:

                                                                  1998
                                                                  ----
                                                          (Amounts in Thousands)

         Cable system service                                    $ 132
         General Partner and affiliates                             39
         Lease payments                                             18
                                                                 -----
                                                                   189

         Less:  allowance for losses on accounts receivable        (57)
                                                                 -----

              Total                                              $ 132
                                                                 =====


Note 4.       Notes Receivable.
              ----------------

         Notes receivable consist of the following at December 31:

                                                                   1998
                                                                   ----
                                                          (Amounts in Thousands)
         Notes receivable from cable television system
           operators with stated interest ranging from
           12% to 13% per annum, receivable in installments
           ranging from 92 to 95 months, collateralized by
           a security interest in the cable system assets.
           These notes have a graduated repayment schedule
           followed with a balloon payment.                        $ 64

         Less:  allowance for losses on notes receivable            (21)
                                                                   ----

           Total                                                   $ 43
                                                                   ====

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

         At December 31, 1998, the recorded investment in notes that are considered to be impaired is $64,000, for which the related allowance for losses is $21,000. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was approximately $306,000 and $652,000, respectively.

         The Partnership wrote-off the outstanding balance of several impaired notes receivable from cable television system operators during the year ended December 31, 1998 which totaled $583,000. These notes receivable had been fully reserved for in a previous year.

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
                                                      =====       =====


Note 5.       Equipment on Operating Leases.
              -----------------------------

         Equipment on lease consists primarily of computer peripheral equipment subject to operating and financing leases. The Partnership's operating leases are for initial lease terms of approximately 12 to 48 months.

         The Partnership has entered into direct lease arrangements with lessees consisting of Fortune 1000 companies and other businesses in different industries located throughout the United States. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

         Minimum rentals to be received on noncancellable operating leases for the years ended December 31 are as follows:

                                                                 Operating
                                                                 ---------
                                                          (Amounts in Thousands)

         1999.............................................          $ 2
                                                                    ---

         Totals                                                     $ 2
                                                                    ===


Note 6.       Cable Systems, Property and Equipment.
              -------------------------------------

         The cost of cable systems, property, and equipment and the related accumulated depreciation consist of the following at December 31:

                                                                 1998
                                                                 ----
                                                        (Amounts in Thousands)

         Distributions systems                                 $ 2,413
         Headend equipment                                       1,076
         Automobiles                                               100
         Land                                                       37
         Building                                                   44
                                                               -------
                                                                 3,670
         Less:  accumulated depreciation                          (811)
                                                               -------

         Net property, cable systems and equipment             $ 2,859
                                                               =======

         Depreciation expense totaled approximately $290,000 and $282,000 for the years ended December 31, 1998 and 1997, respectively.


Note 7.       Investment in Joint Ventures.
              ----------------------------

Equipment Joint Ventures.
------------------------

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

         The purpose of the joint ventures is the acquisition and leasing of various types of equipment. The Partnership is participating in the following equipment joint ventures:
                                                                  Weighted
              Joint Venture                                  Percentage Interest
              -------------                                  -------------------

         Leveraged Joint Venture 1990-1(1)                         35.29%
         Phoenix Joint Venture 1994-1(1)                            4.64

(1) Closed during 1998.

         An analysis of the Partnership's investment in equipment joint ventures is as follows:

                                                                          Net
                   Net Investment                                     Investment
                    at Beginning               Equity in                 at End
Date                 of Period   Contributions Earnings  Distributions of Period
----               ------------- ------------- --------  ------------- ---------
                                      (Amounts in Thousands)

Year Ended
 December 31, 1997     $     45      $    0     $    30      $   133     $  (58)
                       ========      ======     =======      =======     ======

Year Ended
 December 31, 1998     $    (58)     $    0     $   152      $    94     $    0
                       ========      ======     =======      =======     ======


         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                                      December 31, 1998
                                                      -----------------
                                                    (Amounts in Thousands)

         Assets                                            $ --
         Liabilities                                         --
         Partners' Capital                                   --

                                               For the Years Ended December 31,
                                                    1998             1997
                                                    ----             ----
                                                    (Amounts in Thousands)

         Revenue                                   $   573          $ 1,571
         Expenses                                      662            1,631
         Net Loss                                      (89)             (60)

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in gross revenues of each equipment joint venture. Revenues subject to management fees at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Ventures.
---------------------------------------

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

         The joint venture investments of the Partnership, along with their percentage ownership is as follows:

                                                                  Weighted
              Joint Venture                                  Percentage Interest
              -------------                                  -------------------

         Phoenix Pacific Northwest J.V                              37.72%
         Phoenix Concept Cablevision, Inc. (1)                      14.19
         Phoenix Independence Cable, LLC(1)                         28.76

(1)cable system sold and joint venture closed during 1998.

         An analysis of the Partnership's net investment in foreclosed cable systems joint ventures at December 31, is as follows:

                                                                          Net
                   Net Investment              Equity in              Investment
                    at Beginning               Earnings                 at End
Date                 of Period   Contributions (Losses)  Distributions of Period
----               ------------- ------------- --------  ------------- ---------
                                      (Amounts in Thousands)

Year Ended
 December 31, 1997     $    502      $    0     $  (113)     $    21     $  368
                       ========      ======     =======      =======     ======

Year Ended
 December 31, 1998     $    368      $    0     $    75      $   238     $  205
                       ========      ======     =======      =======     ======

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                      December 31, 1998
                                                      -----------------
                                                    (Amounts in Thousands)

         Assets                                             $750
         Liabilities                                         242
         Partners' Capital                                   508

                                                For the Years Ended December 31,
                                                     1998           1997
                                                     ----           ----
                                                   (Amounts in Thousands)

         Revenue                                   $ 2,502       $ 1,011
         Expenses                                    1,386         1,407
         Net Income (Loss)                           1,116          (396)

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


Note 8.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                   1998
                                                                   ----
                                                          (Amounts in Thousands)

         General Partner and affiliates                            $159
         Equipment lease operations                                  11
         Cable system service                                       180
         Other                                                      216
         Trade                                                       27
                                                                   ----

              Total                                                $593
                                                                   ====

Note 9.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership and its majority owned subsidiary are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1998:

                      Reported Amounts     Tax Basis      Net Difference
                      ----------------     ---------      --------------
                                    (Amounts in Thousands)

         Assets          $5,555            $4,938            $  617
         Liabilities        593               175               418


Note 10. Related Entities.
         ----------------

         The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 11. Reimbursed Costs to the General Partner.
         ---------------------------------------

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

         The reimbursed administrative costs to the General Partner were $168,000 and $125,000 for the years ended December 31, 1998 and 1997, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1998 and 1997 were $15,000 and $4,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 12. Net Income and Distributions per Limited Partnership Unit.
         ---------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the Limited Partner's share of consolidated net income and distributions, and the weighted average number of units outstanding of 516,662 for the years ended December 31, 1998 and 1997. For the purposes of allocating consolidated income
(loss) and distributions to each individual limited partner, the Partnership allocates consolidated net income (loss) and distributions based upon each respective limited partner's net capital contributions.


Note 13. Business Segments.
         -----------------

         The Partnership was principally engaged in equipment leasing and financing operations. It provided leasing and financing for various types of capital equipment and other assets to Fortune 1000, middle-market, emerging growth and other companies throughout the United States on either a long-term or short-term basis. Additionally, the Partnership is engaged in cable television system operations through its wholly owned subsidiary, Phoenix Concept Cablevision of Indiana, L.L.C. These activities are monitored and reported by management as separate operating segments.

         The accounting policies of the segments are the same as those described in Note 2. The Partnership evaluates segment performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

         Summarized financial information for the years ended December 31, 1998 and 1997 concerning the Partnership's reportable segments is as follows:

                                                             1998         1997
                                                             ----         ----
                                                          (Amounts in Thousands)
Total Revenues
         Equipment leasing and financing                   $   749      $   833
         Cable TV operations                                 1,682        1,900
                                                           -------      -------
              Total                                        $ 2,431      $ 2,733
                                                           =======      =======

Net Income
         Equipment leasing and financing                   $   270      $   415
         Cable TV operations                                   165          355
                                                           -------      -------
              Total                                        $   435      $   770
                                                           =======      =======

Identifiable Assets
         Equipment leasing and financing                   $ 1,312      $ 3,278
         Cable TV operations                                 4,243        4,610
                                                           -------      -------
              Total                                        $ 5,555      $ 7,888
                                                           =======      =======

Depreciation and Amortization Expense
         Equipment leasing and financing                   $     9      $   (16)
         Cable TV operations                                   479          473
                                                           -------      -------
              Total                                        $   488      $   457
                                                           =======      =======

Capital Expenditures
         Cable TV operations                               $    63      $   153
                                                           -------      -------
              Total                                        $    63      $   153
                                                           =======      =======


Note 14. Fair Value of Financial Instruments.
         -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents and notes receivable approximate the fair values.


Note 15. Legal Proceedings.
         -----------------

         On October 28, 1997, a Class Action Complaint (the "Complaint") was filed against Phoenix Leasing Inc., Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Inc. (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the Complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case is currently in transit. Defendants have not yet responded to the Complaint.
Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the year ended December 31, 1998, the Partnerships recorded legal expenses of approximately $132,000 in connection with the above litigation as indemnification to the General Partner.

         The  Partnership  is  not  a  party  to  any  material   pending  legal
proceedings which would have a material adverse impact on its financial position.


Note 16. Subsequent Events.
         -----------------

         In January of 1999, Phoenix Concept Cablevision of Indiana, L.L.C., a wholly-owned subsidiary of the Partnership sold all of its assets used in the operation of its cable television system receiving net proceeds of $5.8 million. The net carrying value of the assets was $4.2 million on December 31, 1998.

Item 8.       Disagreements on Accounting and Financial Disclosure Matters.
              ------------------------------------------------------------

         None.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

         GUS CONSTANTIN, age 61, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 48, is Executive Vice President, Chief Operating Officer and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 37, is the Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         BRYANT J. TONG, age 44, is Senior Vice President, Financial Operations and a Director of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P.
              Phoenix Income Fund, L.P.
              Phoenix High Tech/High Yield Fund and
              Phoenix Leasing Cash Distribution Fund IV

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1997, all such required reports were filed on a timely basis.

Certain Legal Proceedings.

         On October 28, 1997, a Class Action Complaint (the "Complaint") was filed against Phoenix Leasing Inc., Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Inc. (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the Complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case is currently in transit. Defendants have not yet responded to the Complaint.
Discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 10. Executive Compensation.

         Set forth is the information  relating to all direct  remuneration paid or accrued by the Registrant during the last year to the General Partner and its affiliate.
         (A)                       (B)                                  (C)                                     (D)

                                                                  Cash and cash-                           Aggregate of
Name of Individual           Capacities in                        equivalent forms                        contingent forms
or persons in group          which served                         of remuneration                         of remuneration
-------------------          -------------           -------------------------------------------          -----------------
                                                             (C1)                      (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                -------------------------     -----------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
  Incorporated               General Partner            $     75(1)                    $ -                      $ -

Phoenix Cable
   Managment, Inc.           Manager                          11(1)                      -                        -
                                                        --------                       -----                    ---

                                                        $     86                       $ -                      $ -
                                                        ========                       =====                    ===

(1)  consists of management fees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

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


Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

         None.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Consolidated Balance Sheet as of December 31, 1998           12
              Consolidated Statements of Operations and
                Comprehensive Income for the Years Ended December
                31, 1998 and 1997                                          13
              Consolidated Statements of Partners' Capital
                for the Years Ended December 31, 1998 and 1997             14
              Consolidated Statements of Cash Flows for the
                Years Ended December 31, 1998 and 1997                     15
              Notes to Consolidated Financial Statements                16-25

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1998.

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


         Date:  March 24, 1999           By:    /S/ GUS CONSTANTIN
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


/S/ GUS CONSTANTIN         President, Chief Executive Officer  March 24, 1999
-------------------------  and a Director of                   --------------
(Gus Constantin)           Phoenix Leasing Incorporated
                           General Partner


/S/ GARY W. MARTINEZ       Executive Vice President,           March 24, 1999
-------------------------  Chief Operating Officer and a       --------------
(Gary W. Martinez)         Director of Phoenix Leasing
                           Incorporated
                           General Partner


/S/ HOWARD SOLOVEI         Chief Financial Officer,            March 24, 1999
-------------------------  Treasurer and a Director of         --------------
(Howard Solovei)           Phoenix Leasing Incorporated
                           General Partner


/S/ BRYANT J. TONG         Senior Vice President,              March 24, 1999
-------------------------  Financial Operations                --------------
(Bryant J. Tong)           (Principal Accounting Officer)
                           and a Director of
                           Phoenix Leasing Incorporated
                           General Partner