Form 10QSB
period 1999-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1999-05-13
CIK 822690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR  15(d) OF  THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                               Yes  X       No
                                   ---         ---

516,642 Units of Limited Partnership Interest were outstanding as of March 31, 1999.

Transitional small business disclosure format:

                               Yes          No  X
                                   ---         ---

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                        March 31,   December 31,
                                                          1999         1998
                                                          ----         ----
ASSETS

Cash and cash equivalents                                $6,843       $1,316

Accounts receivable (net of allowance for losses on
   accounts receivable of $10 and $57 at March 31,
   1999 and December 31, 1998, respectively)                  6          132

Notes receivable (net of allowance for losses on
   notes receivable of $21 at March 31, 1999 and
   December 31, 1998)                                        43           43

Cable systems, property and equipment (net of
   accumulated depreciation of $0 and $811 at
   March 31, 1999 and December 31, 1998,
   respectively)                                           --          2,859

Cable subscriber lists (net of accumulated
   amortization of $0 and $570 at March 31, 1999
   and December 31, 1998, respectively)                    --            946

Investment in joint ventures                                199          205

Other assets                                                 54           54
                                                         ------       ------

     Total Assets                                        $7,145       $5,555
                                                         ======       ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                 $  460       $  593
                                                         ------       ------

     Total Liabilities                                      460          593
                                                         ------       ------

Partners' Capital

   General Partner                                        2,072        2,058

   Limited Partners, 600,000 units authorized,
     528,151 units issued and 516,642 and 516,662
     units outstanding at March 31, 1999
     and December 31, 1998, respectively                  4,582        2,888

   Accumulated other comprehensive income                    31           16
                                                         ------       ------

     Total Partners' Capital                              6,685        4,962
                                                         ------       ------

     Total Liabilities and Partners' Capital             $7,145       $5,555
                                                         ======       ======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                               1999        1998
                                                               ----        ----
INCOME
Gain on sale of cable system                                 $ 1,975     $  --
Cable subscriber revenue                                          55         420
Rental income                                                      9          70
Equity in earnings (losses) from joint ventures, net              (6)         11
Other income                                                      75          31
                                                             -------     -------

   Total Income                                                2,108         532
                                                             -------     -------

EXPENSES
Depreciation and amortization                                   --           119
Cable system operations                                           23         235
Lease related operating expenses                                   1           9
Management fees to General Partner and affiliate                 266          22
Reimbursed administrative costs to General Partner                31          31
Legal expense                                                     45          41
General and administrative expenses                               34          37
                                                             -------     -------

   Total Expenses                                                400         494
                                                             -------     -------

NET INCOME                                                     1,708          38

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period               15        --
     Less:  reclassification adjustment for gains
            included in net income                              --          --
                                                             -------     -------
Other comprehensive income                                        15        --
                                                             -------     -------

COMPREHENSIVE INCOME                                         $ 1,723     $    38
                                                             =======     =======


NET INCOME PER LIMITED PARTNERSHIP UNIT                      $  3.28     $   .07
                                                             =======     =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                   $  --       $  2.50
                                                             =======     =======

ALLOCATION OF NET INCOME:
   General Partner                                           $    14     $  --
   Limited Partners                                            1,694          38
                                                             -------     -------

                                                             $ 1,708     $    38
                                                             =======     =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                1999      1998
                                                                ----      ----
Operating Activities:
--------------------
   Net income                                                 $ 1,708   $    38
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                             --         119
       Gain on sale of cable system                            (1,975)     --
       Gain on sale of equipment                                   (3)       (4)
       Equity in earnings (losses) from joint ventures, net         6       (11)
       Provision for losses on accounts receivable               --           4
       Decrease in accounts receivable                             24        52
       Increase (decrease) in accounts payable and accrued
         expenses                                                 (57)       12
       Decrease in other assets                                    14         9
                                                              -------   -------

Net cash provided by (used in) operating activities              (283)      219
                                                              -------   -------

Investing Activities:
--------------------

   Principal payments, notes receivable                          --           1
   Proceeds from sale of cable system                           5,826      --
   Proceeds from sale of equipment                                  3         4
   Distributions from joint ventures                             --           7
   Cable systems, property and equipment                          (19)      (17)
                                                              -------   -------

Net cash provided by (used in) investing activities             5,810        (5)
                                                              -------   -------

Financing Activities:
--------------------

   Distributions to partners                                     --      (1,291)
                                                              -------   -------

Net cash used in financing activities                            --      (1,291)
                                                              -------   -------

Increase (decrease) in cash and cash equivalents                5,527    (1,077)

Cash and cash equivalents, beginning of period                  1,316     3,072
                                                              -------   -------

Cash and cash equivalents, end of period                      $ 6,843   $ 1,995
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

         In January 1999, Phoenix Concept Cablevision of Indiana, L.L.C. sold all or substantially all of its assets with a carrying value of $3.8 million for $6 million. Cash, accounts receivables and certain other miscellaneous items, currently owned by Phoenix Concept Cablevision of Indiana, L.L.C. were excluded from this sale.

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At March 31, 1999, the recorded investment in notes that are considered to be impaired was $64,000 for which the related allowance for losses was $21,000. The average recorded investment in impaired loans during the three months ended March 31, 1999 and 1998 was approximately $64,000 and $648,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:
                                                     1999        1998
                                                     ----        ----
                                                  (Amounts in Thousands)

          Beginning balance                          $  21      $ 604
               Provision for losses                   --         --
               Write downs                            --         (583)
                                                     -----      -----
          Ending balance                             $  21      $  21
                                                     =====      =====

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,642 and 516,662 for the three months ended March 31, 1999 and 1998, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Ventures
------------------------

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                               March 31,         December 31,
                                                 1999                1998
                                                 ----                ----
                                                  (Amounts in Thousands)

         Assets                                  $ -                 $ -
         Liabilities                               -                   -
         Partners' Capital                         -                   -

                                                   Three Months Ended
                                                         March 31,
                                                  1999               1998
                                                  ----               ----
                                                  (Amounts in Thousands)

         Revenue                                 $ -                 $135
         Expenses                                  -                   80
         Net Income                                -                   55

Foreclosed Cable Systems Joint Ventures
---------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                               March 31,        December 31,
                                                 1999               1998
                                                 ----               ----
                                                  (Amounts in Thousands)

         Assets                                  $653               $750
         Liabilities                               98                181
         Partners' Capital                        555                569

                                                   Three Months Ended
                                                        March 31,
                                                 1999                1998
                                                 ----                ----
                                                  (Amounts in Thousands)

         Revenue                                 $ 71                $248
         Expenses                                  82                 269
         Net Loss                                 (11)                (21)

         Phoenix Pacific North West Cable Joint Venture has accepted and agreed to the terms stated on a Letter of Intent dated April 5, 1999 to sell all or substantially all of its assets on or before the closing date of July 1, 1999. Cash, accounts receivables and certain other miscellaneous items, currently owned by Phoenix Pacific North West Cable Joint Venture are excluded from this sale. This Letter of Intent is subject to a definitive asset purchase agreement which is currently being negotiated with the potential buyer.

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the"Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case was transferred in March 1999. Defendants have not yet responded to the Complaint. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the three months ended March 31, 1999, the Partnership recorded legal expenses of approximately $46,000 in connection with the above litigation as indemnification to the General Partner.

Note 8.  Subsequent Event.
         ----------------

     On May 28, 1999, cash distributions of $5,680,000 will be made to the Limited Partners.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

Item 2.    Management's Discussion  and Analysis  of  Financial  Condition  and
           --------------------------------------------------------------------
           Results of Operations.
           ---------------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiary (the Partnership) reported net income of $1,708,000 and $38,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in net income during the three months ended March 31, 1999, as compared to the same period in 1997, is primarily attributable to a gain on sale of cable system of $1,975,000.

         During the three months ended March 31, 1999, Phoenix Concept Cablevision of Indiana, L.L.C., a wholly owned subsidiary of Phoenix Leasing Cash Distribution Fund III, sold the assets of its cable television system for $5,826,000 in cash proceeds. As a result of this sale, the Partnership recognized a gain on sale of cable system of $1,975,000. The decreases in cable subscriber revenue, cable system operations expense and depreciation and amortization are attributable to the sale. Correspondingly, management fees to the General Partner and affiliate also increased.

         Partially offsetting the gain on sale of cable system is the decline in rental income of $61,000 for the three months ended March 31, 1999, compared to the same period in 1998. The decrease in rental income is a result of a reduction in the amount of equipment owned by the Partnership. At March 31, 1999, the Partnership owned equipment with an aggregate original cost of $605,000 compared to $4.8 million at March 31, 1998.

         Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities or provide any further financing. As a result, revenues from leasing and financing activities are expected to continue to decline as the portfolio is liquidated. The Subsidiary's cable operations, which was sold during the current quarter in 1999, had become the primary activity of the Partnership. The
Partnership reached the end of its term on December 31, 1998; however, the remaining assets had not yet been liquidated.

Liquidity and Capital Resources

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore, it is expected that the cash generated from operations will also decline. The remaining assets of the Partnership consist primarily of an investment in Phoenix Pacific Northwest J.V. (a foreclosed cable television joint venture), a note receivable from a cable television system operator and various leased equipment. The General Partner is continuing its efforts in marketing these assets for sale.

         The cash distributed to limited partners during the three months ended March 31, 1999 and 1998 was $0 and $1,291,000, respectively. As a result, the cumulative cash distributions to the limited partners are $114,646,000 and $111,096,000 as of March 31, 1999 and 1998, respectively. The General Partner did not receive cash distributions during the three months ended March 31, 1999 and 1998.

Impact of the Year 2000 Issue

         ReSource/Phoenix, Inc. ("ReSource/Phoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such Resource/Phoenix manages the Year 2000 project on behalf of the General Partner.

         Resource/Phoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSource/Phoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to software and hardware is planned to be completed by September 15, 1999.

         Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem, however, cumulative exposure to multiple individual customers could materially impact the Partnership should multiple customers experience a significant Year 2000 problem.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

                                 March 31, 1999

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the"Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case was transferred in March 1999. Defendants have not yet responded to the Complaint. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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

                                     PHOENIX LEASING CASH DISTRIBUTION FUND III,
                                     -------------------------------------------
                                         A CALIFORNIA LIMITED PARTNERSHIP
                                                  (Registrant)


     Date                          Title                        Signature
     ----                          -----                        ---------



May 13, 1999             Executive Vice President,          /S/ GARY W. MARTINEZ
------------             Chief Operating Officer            --------------------
                         and a Director of                  (Gary W. Martinez)
                         Phoenix Leasing Incorporated
                         General Partner


May 13, 1999             Chief Financial Officer,           /S/ HOWARD SOLOVEI
------------             Treasurer and a Director of        --------------------
                         Phoenix Leasing Incorporated       (Howard Solovei)
                         General Partner


May 13, 1999             Senior Vice President,             /S/ BRYANT J. TONG
------------             Financial Operations               --------------------
                         (Principal Accounting Officer)     (Bryant J. Tong)
                         and a Director of
                         Phoenix Leasing Incorporated
                         General Partner