Form 10QSB
period 1999-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1999-08-13
CIK 822690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR  15(d) OF  THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                               Yes  X       No
                                   ---         ---

516,642 Units of Limited Partnership Interest were outstanding as of June 30, 1999.

Transitional small business disclosure format:

                               Yes          No  X
                                   ---         ---

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1999        1998
                                                            ----        ----
ASSETS

Cash and cash equivalents                                $     884   $   1,316

Accounts receivable (net of allowance for losses on
   accounts receivable of $0 and $57 at June 30, 1999
   and December 31, 1998, respectively)                         85         132

Notes receivable (net of allowance for losses on notes
   receivable of $21 at June 30, 1999 and December 31,
   1998)                                                        43          43

Cable systems, property and equipment (net of
   accumulated depreciation of $0 and $811 at June 30,
   1999 and December 31, 1998, respectively)                  --         2,859

Cable subscriber lists (net of accumulated
   amortization of $0 and $570 at June 30, 1999 and
   December 31, 1998, respectively)                           --           946

Investment in joint ventures                                   192         205

Other assets                                                    69          54
                                                         ---------   ---------

     Total Assets                                        $   1,273   $   5,555
                                                         =========   =========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                 $     226   $     593
                                                         ---------   ---------

     Total Liabilities                                         226         593
                                                         ---------   ---------

Partners' Capital

   General Partner                                           2,072       2,058

   Limited Partners, 600,000 units authorized, 528,151
     units issued and 516,642 and 516,662 units
     outstanding at June 30, 1999 and December 31, 1998,
     respectively                                           (1,080)      2,888

   Accumulated other comprehensive income                       55          16
                                                         ---------   ---------

     Total Partners' Capital (Deficit)                       1,047       4,962
                                                         ---------   ---------

     Total Liabilities and Partners' Capital (Deficit)   $   1,273   $   5,555
                                                         =========   =========

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                           Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                            1999      1998      1999      1998
                                            ----      ----      ----      ----
INCOME
   Gain on (adjustment to) sale of
     cable system                         $   (15)  $  --     $ 1,960   $  --
   Rental income                               71        61        80       131
   Cable subscriber revenue                  --         422        54       842
   Equity in earnings (losses) from
     joint ventures, net                       (7)        9       (13)       20
   Gain on sale of securities                --          32      --          32
   Other income                                67        44       143        74
                                          -------   -------   -------   -------
     Total Income                             116       568     2,224     1,099
                                          -------   -------   -------   -------

EXPENSES
   Depreciation and amortization             --         119      --         239
   Cable system operations                      6       251        29       486
   Lease related operating expenses             2         5         3        13
   Management fees to General Partner
     and affiliate                              3        22       268        43
   Reimbursed administrative costs to
     General Partner                           31        25        62        56
   Legal expense                               22        69        68       110
   General and administrative expenses         33        54        67        91
                                          -------   -------   -------   -------
     Total Expenses                            97       545       497     1,038
                                          -------   -------   -------   -------

NET INCOME                                     19        23     1,727        61

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising
       during period                           24        32        39        32
     Less:  reclassification adjustment
            for gains included in net
            income                           --         (32)     --         (32)
                                          -------   -------   -------   -------
   Other comprehensive income                  24      --          39      --
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $    43   $    23   $ 1,766   $    61
                                          =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .03   $   .05   $  3.31   $   .12
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $ 10.99   $  --     $ 10.99   $  2.50
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $  --     $     1   $    14   $     1
     Limited Partners                          19        22     1,713        60
                                          -------   -------   -------   -------
                                          $    19   $    23   $ 1,727   $    61
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                                1999      1998
                                                                ----      ----
Operating Activities:
--------------------
   Net income                                                 $ 1,727   $    61
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                             --         239
       Gain on sale of cable system                            (1,960)     --
       Gain on sale of equipment                                   (3)       (9)
       Equity in (earnings) losses from joint ventures, net        13       (20)
       Gain on sale of securities                                --         (32)
       Provision for (reversal of) losses on accounts
         receivable                                               (10)        9
       Decrease (increase) in accounts receivable                 (44)       50
       Increase (decrease) in accounts payable and
         accrued expenses                                        (293)       46
       Decrease (increase) in other assets                         24        (2)
                                                              -------   -------

Net cash provided by (used in) operating activities              (546)      342
                                                              -------   -------

Investing Activities:
--------------------
   Principal payments, notes receivable                          --           1
   Proceeds from sale of cable system                           5,811      --
   Proceeds from sale of equipment                                  3         9
   Distributions from joint ventures                             --          31
   Proceeds from sale of securities                              --          32
   Cable systems, property and equipment                          (19)      (28)
                                                              -------   -------

Net cash provided by investing activities                       5,795        45
                                                              -------   -------

Financing Activities:
--------------------
   Contribution from General Partner                             --       2,072
   Distributions to partners                                   (5,681)   (1,291)
                                                              -------   -------

Net cash provided by (used in) financing activities            (5,681)      781
                                                              -------   -------

Decrease in cash and cash equivalents                            (432)    1,168

Cash and cash equivalents, beginning of period                  1,316     3,072
                                                              -------   -------

Cash and cash equivalents, end of period                      $   884   $ 4,240
                                                              =======   =======

         The accompany notes are an integral part of these statements.

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

         In January 1999, Phoenix Concept Cablevision of Indiana, L.L.C. sold all or substantially all of its assets with a carrying value of $3.8 million for $5.8 million. Cash, accounts receivables and certain other miscellaneous items, currently owned by Phoenix Concept Cablevision of Indiana, L.L.C. were excluded from this sale.

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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At June 30, 1999, the recorded investment in notes that are considered to be impaired was $64,000 for which the related allowance for losses was $21,000. The average recorded investment in impaired loans during the six months ended June 30, 1999 and 1998 was approximately $64,000 and $549,000, respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:
                                                        1999         1998
                                                        ----         ----
                                                      (Amounts in Thousands)

         Beginning balance                              $  21        $ 604
              Provision for losses                        -            -
              Write downs                                 -           (197)
                                                        -----        -----
         Ending balance                                 $  21        $ 407
                                                        =====        =====

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,642 and 516,662 for the six months ended June 30, 1999 and 1998, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Ventures
------------------------

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                                  June 30,   December 31,
                                                   1999         1998
                                                   ----         ----
                                                 (Amounts in Thousands)

         Assets                                    $ -          $ -
         Liabilities                                 -            -
         Partners' Capital                           -            -


                                       Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                        1999       1998         1999       1998
                                        ----       ----         ----       ----
                                                 (Amounts in Thousands)

         Revenue                        $ -        $160         $ -        $295
         Expenses                         -          74           -         154
         Net Income                       -          86           -         141

Foreclosed Cable Systems Joint Ventures
---------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                                 June 30,    December 31,
                                                   1999         1998
                                                   ----         ----
                                                 (Amounts in Thousands)


         Assets                                    $679         $750
         Liabilities                                144          181
         Partners' Capital                          535          569

                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                        1999       1998         1999       1998
                                        ----       ----         ----       ----
                                                 (Amounts in Thousands)


         Revenue                        $ 61       $181         $132       $429
         Expenses                         82        244          164        513
         Net Loss                        (21)       (63)         (32)       (84)

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the"Ash Action"). That complaint was subsequently transferred to Marin County as well.

         Plaintiffs have amended the Berger Action twice. Defendants recently answered the complaint. Discovery has recently commenced. The Companies intend to vigorously defend the Complaint.

         Defendants  have  not  yet  responded  to  the  Ash  Complaint,   which
plaintiffs amended twice. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the six months ended June 30, 1999 and June 30, 1998, the Partnership recorded legal expenses of approximately $60,000 and $76,000, respectively, in connection with the above litigation as indemnification to the General Partner.

Note 8.  Subsequent Event.
         ----------------

         In July 1999, Phoenix Pacific North West Cable Joint Venture (a foreclosed cable television joint venture) sold all of its assets owned or leased used in its business and operations, with the exception of cash and similar investments, marketable securities and other assets as mutually agreed upon for $602,000. The net carrying value of the assets as of June 30, 1999 was $511,000.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiary (the Partnership) reported net income of $19,000 and $1,727,000 for the three and six months ended June 30, 1999, as compared to $23,000 and $61,000 for the same period in 1998, respectively. The increase in net income during the six months ended June 30, 1999, as compared to the same period in 1998, is primarily attributable to a gain on sale of cable system of $1,960,000.

         During the six months ended June 30, 1999, Phoenix Concept Cablevision of Indiana, L.L.C., a wholly owned subsidiary of Phoenix Leasing Cash Distribution Fund III, sold the assets of its cable television system for $5,811,000 in cash proceeds. As a result of this sale, the Partnership recognized a gain on sale of cable system of $1,960,000. The decreases in cable subscriber revenue, cable system operations expense and depreciation and amortization are attributable to the sale. Correspondingly, management fees to the General Partner and affiliate also increased.

         At June 30, 1999, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $495,000 compared to $3.8 million at June 30, 1998.

         Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire any additional equipment for its leasing activities or provide any further financing. As a result, revenues from leasing and financing activities are expected to continue to decline as the portfolio is liquidated. Phoenix Concept Cablevision of Indiana, L.L.C., which was sold during the first quarter in 1999, had become the primary activity of the Partnership. The Partnership reached the end of its term on December 31, 1998; however, the remaining assets had not yet been liquidated.

Liquidity and Capital Resources

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore, it is expected that the cash generated from operations will also decline. The remaining assets of the Partnership consist primarily of an investment in Phoenix Pacific Northwest J.V. (a foreclosed cable television joint venture), a note receivable from a cable television system operator and various leased equipment. The General Partner is continuing its efforts in marketing these assets for sale (see Note 8).

         The cash distributed to limited partners during the six months ended June 30, 1999 and 1998 was $5,680,000 and $1,291,000, respectively. As a result, the cumulative cash distributions to the limited partners are $120,326,000 and $111,095,000 as of June 30, 1999 and 1998, respectively. The General Partner did not receive cash distributions during the six months ended June 30, 1999 and 1998.

Impact of the Year 2000 Issue

         ReSource/Phoenix, Inc. ("ReSource/Phoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such Resource/Phoenix manages the Year 2000 project on behalf of the General Partner.

         Resource/Phoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSource/Phoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware is planned to be completed by October 31, 1999.

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

                                  June 30, 1999

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the"Ash Action"). That complaint was subsequently transferred to Marin County as well.

         Plaintiffs have amended the Berger Action twice. Defendants recently answered the complaint. Discovery has recently commenced. The Companies intend to vigorously defend the Complaint.

         Defendants  have  not  yet  responded  to  the  Ash  Complaint,   which
plaintiffs amended twice. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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



August 13, 1999          Executive Vice President,          /S/ GARY W. MARTINEZ
---------------          Chief Operating Officer            --------------------
                         and a Director of                  (Gary W. Martinez)
                         Phoenix Leasing Incorporated
                         General Partner


August 13, 1999          Chief Financial Officer,           /S/ HOWARD SOLOVEI
---------------          Treasurer and a Director of        --------------------
                         Phoenix Leasing Incorporated       (Howard Solovei)
                         General Partner


August 13, 1999          Senior Vice President,             /S/ BRYANT J. TONG
---------------          Financial Operations               --------------------
                         (Principal Accounting Officer)     (Bryant J. Tong)
                         and a Director of
                         Phoenix Leasing Incorporated
                         General Partner