Form 10QSB
period 1999-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND III
filed 1999-11-10
CIK 822690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION  13 OR  15(d) OF  THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                               Yes  X       No
                                   ---         ---

516,642 Units of Limited Partnership Interest were outstanding as of September 30, 1999.

Transitional small business disclosure format:

                               Yes          No  X
                                   ---         ---

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1999          1998
                                                          ----          ----
ASSETS

Cash and cash equivalents                                $ 1,187       $ 1,316

Accounts receivable (net of allowance for losses
   on accounts receivable of $0 and $57 at
   September 30, 1999 and December 31, 1998,
   respectively)                                               1           132

Notes receivable (net of allowance for losses on
   notes receivable of $21 at September 30, 1999
   and December 31, 1998)                                     43            43

Cable systems, property and equipment (net of
   accumulated depreciation of $0 and $811 at
   September 30, 1999 and December 31, 1998,
   respectively)                                            --           2,859

Cable subscriber lists (net of accumulated
   amortization of $0 and $570 at September 30,
   1999 and December 31, 1998, respectively)                --             946

Investment in joint ventures                                --             205

Other assets                                                  37            54
                                                         -------       -------

     Total Assets                                        $ 1,268       $ 5,555
                                                         =======       =======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                 $   224       $   593
                                                         -------       -------

     Total Liabilities                                       224           593
                                                         -------       -------

Partners' Capital (Deficit)

   General Partner                                         2,072         2,058

   Limited Partners, 600,000 units authorized,
     528,151 units issued and 516,642 and 516,662
     units outstanding at September 30, 1999 and
     December 31, 1998, respectively                      (1,059)        2,888

   Accumulated other comprehensive income                     31            16
                                                         -------       -------

     Total Partners' Capital (Deficit)                     1,044         4,962
                                                         -------       -------

     Total Liabilities and Partners' Capital (Deficit)   $ 1,268       $ 5,555
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
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                            1999      1998      1999     1998
                                            ----      ----      ----     ----
INCOME
   Gain on sale of cable system            $  --     $  --    $ 1,960   $  --
   Rental income                                 1       129       82       259
   Cable subscriber revenue                   --         410       54     1,253
   Equity in earnings from joint
     ventures, net                              40       115       27       135
   Gain on sale of securities                    7      --          7        32
   Other income                                 30        82      172       157
                                           -------   -------  -------   -------
     Total Income                               78       736    2,302     1,836
                                           -------   -------  -------   -------

EXPENSES
   Depreciation and amortization              --         129     --         368
   Cable system operations                    --         227       29       683
   Lease related operating expenses              2        11        5        25
   Management fees to General Partner
     and affiliate                            --          23      268        66
   Reimbursed administrative costs to
     General Partner                          --          39       48       125
   Legal expense                                43        57      111       167
   General and administrative expenses          13        33       94       124
                                           -------   -------  -------   -------
     Total Expenses                             58       519      555     1,558
                                           -------   -------  -------   -------

NET INCOME                                      20       217    1,747       278

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during period                   (17)     --         22        32
     Less: reclassification adjustment
           for gains included in net
           income                               (7)     --         (7)      (32)
                                           -------   -------  -------   -------
   Other comprehensive income (loss)           (24)     --         15      --
                                           -------   -------  -------   -------
COMPREHENSIVE INCOME (LOSS)                $    (4)  $   217  $ 1,762   $   278
                                           =======   =======  =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                        $   .04   $   .41  $  3.35   $   .53
                                           =======   =======  =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                        $  --     $  --    $ 10.99   $  2.50
                                           =======   =======  =======   =======

ALLOCATION OF NET INCOME:
     General Partner                       $  --     $     2  $    14   $     3
     Limited Partners                           20       215    1,733       275
                                           -------   -------  -------   -------
                                           $    20   $   217  $ 1,747   $   278
                                           =======   =======  =======   =======

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                              1999        1998
                                                              ----        ----
Operating Activities:
--------------------
   Net income                                               $ 1,747     $   278
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                           --           368
       Gain on sale of cable system                          (1,960)       --
       Gain on sale of equipment                                 (3)        (21)
       Gain on sale of securities                                (7)        (32)
       Equity in earnings from joint ventures, net              (27)       (135)
       Provision for (recovery of) losses on
         accounts receivable                                    (10)         22
       Decrease in accounts receivable                         --            68
       Decrease in accounts payable and accrued expenses       (255)       (135)
       Decrease in other assets                                  32           1
                                                            -------     -------

Net cash provided by (used in) operating activities            (483)        414
                                                            -------     -------

Investing Activities:
--------------------
   Principal payments, notes receivable                        --             2
   Proceeds from sale of cable system                         5,811        --
   Proceeds from sale of equipment                                3          21
   Proceeds from sale of securities                               7          32
   Distributions from joint ventures                            232          88
   Cable systems, property and equipment                        (19)        (47)
                                                            -------     -------

Net cash provided by investing activities                     6,034          96
                                                            -------     -------

Financing Activities:
--------------------
   Contribution from General Partner                           --         2,072
   Distributions to partners                                 (5,680)     (1,291)
                                                            -------     -------

Net cash provided by (used in) financing activities          (5,680)        781
                                                            -------     -------

Increase (decrease) in cash and cash equivalents               (129)      1,291

Cash and cash equivalents, beginning of period                1,316       3,072
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 1,187     $ 4,363
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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At September 30, 1999, the Partnership has investments in notes receivable, before allowance for losses of $64,000. This amount includes impaired notes receivable, net of specific write downs, of $64,000. The Partnership has an allowance for losses for $21,000 as of September 30, 1999. The average recorded investment in impaired loans during the nine months ended September 30, 1999 and 1998 was approximately $50,000 and $43,000, respectively.

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
                                                 =====      =====

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 516,642 and 516,662 for the nine months ended September 30, 1999 and 1998, respectively. For purposes of allocating net income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Ventures
------------------------

         The aggregate combined financial information of the equipment joint ventures is presented as follows:

                                          September 30,   December 31,
                                              1999            1998
                                              ----            ----
                                             (Amounts in Thousands)

          Assets                              $--             $--
          Liabilities                          --              --
          Partners' Capital                    --              --


                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                      1999      1998     1999      1998
                                      ----      ----     ----      ----
                                            (Amounts in Thousands)

          Revenue                     $ --     $ 457     $ --     $ 752
          Expenses                      --       686       --       840
          Net Loss                      --      (229)      --       (88)

Foreclosed Cable Systems Joint Ventures
---------------------------------------

         The aggregate combined financial information of the foreclosed cable systems joint ventures is presented as follows:

                                         September 30,   December 31,
                                              1999            1998
                                              ----            ----
                                             (Amounts in Thousands)

          Assets                              $ --           $750
          Liabilities                           --            181
          Partners' Capital                     --            569

                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                      1999      1998     1999      1998
                                      ----      ----     ----      ----
                                            (Amounts in Thousands)

          Revenue                    $ 266     $ 257     $ 397    $ 686
          Expenses                      19       234       182      747
          Net Income (Loss)            247        23       215      (61)

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the "Ash Action"). That complaint was subsequently transferred to Marin County as well.

         Plaintiffs have amended the Berger Action twice. Defendants recently answered the complaint. Discovery has recently commenced. The Companies intend to vigorously defend the Complaint.

         Defendants have filed a demurrer to the Ash Complaint, which plaintiffs amended three times. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         During the nine months ended September 30, 1999 and September 30, 1998, the Partnership recorded legal expenses of approximately $103,000 and $110,000, respectively, in connection with the above litigation as indemnification to the General Partner.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Leasing Cash Distribution Fund III, a California limited partnership and Subsidiary (the Partnership) reported net income of $20,000 and $1,747,000 for the three and nine months ended September 30, 1999, as compared to $217,000 and $278,000 for the same period in 1998, respectively. The increase in net income during the nine months ended September 30, 1999, as compared to the same period in 1998, is primarily attributable to a gain on sale of cable system of $1,960,000.

         During the nine  months  ended  September  30,  1999,  Phoenix  Concept
Cablevision of Indiana, L.L.C., a wholly owned subsidiary of Phoenix Leasing Cash Distribution Fund III, sold the assets of its cable television system for $5,811,000 in cash proceeds. As a result of this sale, the Partnership recognized a gain on sale of cable system of $1,960,000. The decreases in cable subscriber revenue, cable system operations expense and depreciation and amortization are attributable to the sale. Correspondingly, management fees to the General Partner and affiliate also increased.

         At September 30, 1999, the Partnership owned equipment, excluding the Partnership's pro rata interest in joint ventures, with an aggregate original cost of $3,000 compared to $1.4 million at September 30, 1998.

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

Liquidity and Capital Resources

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore, it is expected that the cash generated from operations will also decline. The remaining assets of the Partnership consist primarily of a note receivable from a cable television system operator and a lease. The General Partner is continuing its efforts in marketing these assets for sale.

         Distributions from joint ventures increased $144,000 for the nine months ended September 30,1999, as compared to the same period in the previous year. This increase in distributions is due to the sale of one of the cable joint ventures that the Partnership had a equity interest in.

         The cash distributed to limited partners during the nine months ended September 30, 1999 and 1998 was $5,680,000 and $1,291,000, respectively. As a result, the cumulative cash distributions to the limited partners are $120,326,000 and $111,095,000 as of September 30, 1999 and 1998, respectively.
The General Partner did not receive cash distributions during the nine months ended September 30, 1999 and 1998.

Impact of the Year 2000 Issue

         ReSourcePhoenix.com ("ReSourcePhoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such ResourcePhoenix manages the Year 2000 project on behalf of the General Partner.

         ResourcePhoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSourcePhoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999.

         Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have knowledge of any exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem, however, cumulative exposure to multiple individual customers could materially impact the Partnership should multiple customers experience a significant Year 2000 problem.

                   PHOENIX LEASING CASH DISTRIBUTION FUND III,
                 A CALIFORNIA LIMITED PARTNERSHIP AND SUBSIDIARY

                               September 30, 1999

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the "Ash Action"). That complaint was subsequently transferred to Marin County as well.

         Plaintiffs have amended the Berger Action twice. Defendants recently answered the complaint. Discovery has recently commenced. The Companies intend to vigorously defend the Complaint.

         Defendants have filed a demurrer to the Ash Complaint, which plaintiffs amended three times. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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



November 10, 1999        Executive Vice President,          /S/ GARY W. MARTINEZ
-----------------        Chief Operating Officer            --------------------
                         and a Director of                  (Gary W. Martinez)
                         Phoenix Leasing Incorporated
                         General Partner


November 10, 1999        Chief Financial Officer,           /S/ HOWARD SOLOVEI
-----------------        Treasurer and a Director of        --------------------
                         Phoenix Leasing Incorporated       (Howard Solovei)
                         General Partner


November 10, 1999        Senior Vice President,             /S/ BRYANT J. TONG
-----------------        Financial Operations               --------------------
                         (Principal Accounting Officer)     (Bryant J. Tong)
                         and a Director of
                         Phoenix Leasing Incorporated
                         General Partner